Form 10-Q
period 1996-03-31
AFG INVESTMENT TRUST C
filed 1996-05-15
CIK 879496

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               -------------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                               ------------------


For Quarter Ended March 31, 1996             Commission File No. 0-21444



                            AFG Investment Trust C
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                              04-3157232
- - -----------------------------------------             --------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

98 North Washington Street, Boston, MA                02114
- - -----------------------------------------             --------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                   -----------------------------

- - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                               -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has not been subject to such filing requirements for the past 90 days.
Yes       No
    -----    -----

                             AFG Investment Trust C

                                   FORM 10-Q

                                     INDEX



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position
       at March 31, 1996 and December 31, 1995                                 3

     Statement of Operations
       for the three months ended March 31, 1996 and 1995                      4

     Statement of Cash Flows
       for the three months ended March 31, 1996 and 1995                      5

     Notes to the Financial Statements                                       6-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-13


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                                 14

                             AFG Investment Trust C

                        STATEMENT OF FINANCIAL POSITION
                      March 31, 1996 and December 31, 1995

                                  (Unaudited)



                                            March 31,    December 31,
                                              1996           1995
                                          -------------  -------------
ASSETS
- - ------
Cash and cash equivalents                  $ 4,018,644    $   279,116

Rents receivable                             2,446,614      2,949,192

Accounts receivable - affiliate                377,644        101,258

Equipment at cost, net of accumulated
 depreciation of $35,526,099 and
 $33,214,195 at March 31, 1996
 and December 31, 1995, respectively        57,869,952     65,137,539

Organization costs, net of accumulated
 amortization of $3,333 and $3,083 at
 March 31, 1996 and December 31, 1995,
 respectively                                    1,667          1,917
                                           -----------    -----------

       Total assets                        $64,714,521    $68,469,022
                                           ===========    ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
- - -------------------------------------

Notes payable                              $26,193,534    $29,517,713
Accrued interest                               293,041        354,297
Accrued liabilities                             19,750         20,000
Accrued liabilities - affiliate                 74,213             --
Deferred rental income                         245,027        305,117
Cash distributions payable to participants     232,679        232,679
                                           -----------    -----------

       Total liabilities                    27,058,244     30,429,806
                                           -----------    -----------
Participants' capital (deficit):
   Managing Trustee                            (77,498)       (73,669)
   Special Beneficiary                        (646,618)      (615,026)
   Beneficiary Interests (2,011,014
    Interests; initial purchase price of
    $25 each)                               38,380,393     38,727,911
                                           -----------    -----------

       Total participants' capital          37,656,277     38,039,216
                                           -----------    -----------

       Total liabilities and               $64,714,521    $68,469,022
        participants' capital              ===========    ===========


                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                            STATEMENT OF OPERATIONS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                              1996         1995
                                          ------------  -----------
Income:

        Lease revenue                      $5,465,302    $5,304,822

        Interest income                         8,693         9,428

        Loss on sale of equipment            (442,120)           --
                                           ----------    ----------

          Total income                      5,031,875     5,314,250
                                           ----------    ----------

Expenses:

        Depreciation and amortization       3,999,259     3,458,271

        Interest expense                      465,462       583,063

        Interest expense - affiliate               --           649

        Equipment management fees -
         affiliate                            217,598       200,408

        Operating expenses - affiliate         34,457        60,793
                                           ----------    ----------

          Total expenses                    4,716,776     4,303,184
                                           ----------    ----------

Net income                                 $  315,099    $1,011,066
                                           ==========    ==========

Net income
        per Beneficiary Interest           $     0.14    $     0.46
                                           ==========    ==========
Cash distributions declared
        per Beneficiary Interest           $     0.32    $     0.63
                                           ==========    ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                            STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:                              $   315,099   $ 1,011,066
Net income

Adjustments to reconcile net income to
 net cash from operating activities:
       Depreciation and amortization       3,999,259     3,458,271
       Loss on sale of equipment             442,120            --

Changes in assets and liabilities
  Decrease (increase) in:
       rents receivable                       502,578      (144,603)
       accounts receivable - affiliate       (276,386)       62,264
  Increase (decrease) in:
       accrued interest                       (61,256)       45,882
       accrued liabilities                       (250)       (5,500)
       accrued liabilities - affiliate         74,213      (129,505)
       deferred rental income                 (60,090)      209,737
                                          -----------   -----------
         Net cash from operating
          activities                        4,935,287     4,507,612
                                          -----------   -----------
Cash flows from (used in) investing
 activities:
        Purchase of equipment              (1,239,741)           --
        Proceeds from equipment sales       4,066,199            --
                                          -----------   -----------
        Net cash from investing
         activities                         2,826,458            --
                                          -----------   -----------
Cash flows from (used in) financing
 activities:
   Proceeds from notes payable                997,888     2,134,199
   Principal payments - notes payable      (4,322,067)   (3,325,239)
   Distributions paid                        (698,038)   (1,396,076)
                                          -----------   -----------
        Net cash used in financing
         activities                        (4,022,217)   (2,587,116)
                                          -----------   -----------
Net increase in cash and cash
 equivalents                                3,739,528     1,920,496
Cash and cash equivalents at beginning
 of period                                    279,116       214,260
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 4,018,644   $ 2,134,756
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $   526,718   $   537,830
                                          ===========   ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                       Notes to the Financial Statements
                                 March 31, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- - ------------------------------

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- - -------------

  The Trust invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- - ----------------------------

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $44,785,558 are due as follows:

  For the year ending March 31, 1997        $18,406,094
                                1998         15,076,367
                                1999          7,262,419
                                2000          3,315,671
                                2001            445,917
                          Thereafter            279,090
                                           ------------

                               Total        $44,785,558
                                           ============

  During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft")
- - - See Note 4 herein. The Trust will receive approximately $143,000 of rental revenue in the year ending March 31, 1997, $159,000 in each of the years in the period ending March 31, 2002 and $120,000 in the year ending March 31, 2003. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft, included above, reflect the most recent LIBOR effected rental payment.

                             AFG Investment Trust C

                       Notes to the Financial Statements

                                  (Continued)


NOTE 4 - EQUIPMENT
- - ------------------

  The following is a summary of equipment owned by the Trust at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                         Lease Term                Equipment
     Equipment Type                       (Months)                  at Cost
- - ---------------------------            --------------             ------------


Aircraft                                    48-81                 $ 16,504,999
Computers & peripherals                     12-72                   15,397,701
Vessels                                     72-73                   13,014,544
Retail store fixtures                       36-60                   11,233,766
Locomotives                                 36-84                    9,438,818
Materials handling                          12-84                    7,597,766
Construction & mining                       36-72                    7,584,573
Manufacturing                               60-72                    3,815,155
Commercial printing                            66                    3,542,761
Communications                              30-40                    2,004,394
Research & test                             36-60                    1,667,223
Tractors and heavy duty trucks              27-60                      805,587
Trailers/intermodal containers              51-60                      342,029
Furniture & fixtures                           60                      239,785
Photocopying                                36-60                      140,373
Energy systems                                 36                       63,900
Medical                                        36                        2,206
Miscellaneous                                  36                          471
                                                                  ------------

                             Total equipment cost                   93,396,051

                         Accumulated depreciation                  (35,526,099)
                                                                  ------------

       Equipment, net of accumulated depreciation                 $ 57,869,952
                                                                  ============

  On September 29, 1995, the Trust entered into an agreement with United Air Lines, Inc. ("United") to sell the Trust's proportionate ownership interest in a Boeing 747-SP aircraft (the "United Aircraft"), to United for cash consideration of $4,679,924 including unpaid rents through the date of sale, which event concluded in February 1996. In March 1996, the Trust acquired an 8.86% ownership interest in the Reno Aircraft, pursuant to the reinvestment provisions of the Trust's prospectus, at a cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained leveraging of $997,888 from a third- party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. The Managing Trustee intends to reinvest the remaining proceeds from the sale of the United Aircraft in other equipment in 1996.

  At March 31, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $41,603,638, representing approximately 45% of total equipment cost.

  At March 31, 1996, the cost and net book value of equipment held for sale or re-lease was approximately $112,500 and $51,900, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

  Effective January 1, 1996, the Trust adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires

                             AFG Investment Trust C

                       Notes to the Financial Statements

                                  (Continued)


impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Trust.


NOTE 5 - RELATED PARTY TRANSACTIONS
- - -----------------------------------

  All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:

                                             1996       1995
                                           ---------  ---------

  Equipment acquisition fees                $ 36,109  $      --
  Equipment management fees                  217,598    200,408
  Administrative charges                       5,250      3,000
  Reimbursable operating expenses
     due to third parties                     29,207     57,793
  Interest on notes payable - affiliate           --        649
                                            --------   --------

                        Total               $288,164   $261,850
                                            ========   ========

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 1996, the Trust was owed $377,644 by AFG for such funds, and the interest thereon. These funds were remitted to the Trust in April 1996.


NOTE 6 - NOTES PAYABLE
- - ----------------------

  Notes payable at March 31, 1996 consisted of installment notes of $26,193,534 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 11.75%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (7.63% at March 31, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at March 31, 1996.

  The annual maturities of the notes payable are as follows:

  For the year ending March 31, 1997         $12,311,042
                                1998           8,924,890
                                1999           3,650,057
                                2000             668,465
                                2001             116,278
                          Thereafter             522,802
                                            ------------

                               Total         $26,193,534
                                            ============


                             AFG Investment Trust C

                       Notes to the Financial Statements

                                  (Continued)


NOTE 7 - SUBSEQUENT EVENT
- - -------------------------

  Pursuant to its agreements with PLM International, Inc., referred to in Note 8 of the Trust's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Trust and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group, effective April 2, 1996.

                             AFG Investment Trust C

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- - --------------------------------------------------------------------------------
of Operations.
- - --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- - ------------------------------------------------------------------------------
1995:
- - -----

Overview
- - --------

  As an equipment leasing trust, the Trust was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Trust will be dissolved. The Trust's operations commenced in 1992.


Results of Operations
- - ---------------------

  For the three months ended March 31, 1996, the Trust recognized lease revenue of $5,465,302, compared to $5,304,822 for the same period in 1995. The increase in lease revenue from 1995 to 1996 was attributable principally to the acquisition of additional equipment during 1995, including the effects of reinvestment. The Trust's original equipment acquisition and leveraging processes were completed in 1995. Future remarketing activities will cause rental revenues to decline. However, in 1996, the Trust's aggregate rental revenues are expected to be consistent with 1995 due to the recognition of a full year's revenue related to equipment acquired during 1995 and reinvestment, in 1996, of the cash proceeds realized from the Trust's sale of its proportionate interest in an aircraft (see below). The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

  The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

  On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., as reported in Note 3 to the Trust's 1995 Annual Report. The Trust recognized a net loss of $1,313,122 in connection with this transaction, of which $880,717 was recognized as Write-Down of Equipment in 1995. The remainder of $432,405 was recognized as a loss on sale of equipment on the accompanying financial statements for the quarter ended March 31, 1996. In addition to lease rents, the Trust received net sale proceeds of $4,048,779 from United for the aircraft. The Trust plans to reinvest substantially all of such proceeds in other equipment in 1996, a portion of which was completed in March 1996 through the acquisition of an 8.86% ownership interest in the Reno Aircraft at an aggregate cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three

                             AFG Investment Trust C

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


months ended March 31, 1996, the Trust sold other equipment having a net book value of $27,135 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $9,715. There were no equipment sales during the same period in 1995.

  It cannot be determined whether future sales of equipment will result in a net gain or net loss to the Trust, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

  The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and to maximize total cash returns for each asset.

  The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts which may be obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

  Depreciation and amortization expense for the three months ended March 31, 1996 was $3,999,259, compared to $3,458,271 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The increase in depreciation expense for the three months ended March 31, 1996 compared to the same period in 1995, reflects the acquisition of equipment during 1995 and 1996.

  Interest expense was $465,462, or 9.3% of lease revenue for the three months ended March 31, 1996, compared to $583,712, or 11% of lease revenue for the same period in 1995. Interest expense in the near-term is expected to increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 4% and 3.8% of lease revenue for the three months ended March 31, 1996 and 1995, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit, insurance and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 1% of lease revenue for the three months ended March 31, 1996 compared to 1.2% of lease revenue for the same period in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                             AFG Investment Trust C

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION



Liquidity and Capital Resources and Discussion of Cash Flows
- - ------------------------------------------------------------

  The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $4,935,287 and $4,507,612 for the three months ended March 31, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to increase due to additional reinvestment of the cash proceeds from the United transaction previously discussed. Thereafter, renewal, re-lease and equipment sale activities will cause the Trust's lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

  Ultimately, the Trust will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Trust realized net cash proceeds of $4,066,199 from equipment sales and acquired an ownership interest in a commercial jet aircraft at a cost of $1,239,741, pursuant to the reinvestment provisions of the Trust's prospectus. There were no equipment sales or equipment acquisitions during the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 and $2,134,199 during the three months ended March 31, 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The amount of cash used to repay debt in the three months ended March 31, 1996 increased compared to the same period in 1995, as a result of leveraging obtained in 1996 and 1995. The amount of cash used to repay debt obligations in future periods will increase as a result of new financings. Over time, the principal balance of notes payable will be reduced through the collection and application of rents.

  Cash distributions to the Managing Trustee, the Special Beneficiary, and the Beneficiaries are declared and generally paid within fifteen days following the end of each month. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $698,038. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $633,470, the Special Beneficiary was allocated 8.25%, or $57,588, and the Managing Trustee was allocated 1%, or $6,980.

                             AFG Investment Trust C

                                   FORM 10-Q

                         PART 1. FINANCIAL INFORMATION


  Cash distributions paid to the Participants consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Trust's equipment portfolio.

  The future liquidity of the Trust will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing Trustee anticipates that cash proceeds resulting from these sources will satisfy the Trust's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Trust's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. Accordingly, fluctuations in the level of monthly cash distributions will occur during the life of the Trust.

                             AFG Investment Trust C

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION



     Item 1.             Legal Proceedings
                         Response:  None

     Item 2.             Changes in Securities
                         Response:  None

     Item 3.             Defaults upon Senior Securities
                         Response:  None

     Item 4.             Submission of Matters to a Vote of Security Holders
                         Response:  None

     Item 5.             Other Information
                         Response:  None

     Item 6(a).          Exhibits
                         Response:  None

     Item 6(b).          Reports on Form 8-K
                         Response:  None

                                 SIGNATURE PAGE



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                             AFG Investment Trust C


                  By:   AFG ASIT Corporation, a Massachusetts
                        corporation and the Managing Trustee of
                        the Registrant.


                  By:   /s/  Michael J. Butterfield
                        --------------------------------------
                        Michael J. Butterfield
                        Treasurer AFG ASIT Corporation
                        (Duly Authorized Officer and
                        Principal Accounting Officer)


                  Date: May 15, 1996
                        --------------------------------------



                  By:   /s/  Gary Romano
                        --------------------------------------
                        Gary M. Romano
                        Clerk of AFG ASIT Corporation
                        (Duly Authorized Officer and
                        Principal Financial Officer)


                  Date: May 15, 1996
                        --------------------------------------