Form 10-Q
period 1996-06-30
AFG INVESTMENT TRUST C
filed 1996-08-14
CIK 879496

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              -------------------

                                   OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ---------------------
                               _______________________

For Quarter Ended June 30, 1996               Commission File No. 0-21444

                            AFG Investment Trust C
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                  04-3157232
- ------------                                              ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

98 North Washington Street, Boston, MA                  02114
- ----------------------------------------                -------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ------------------


- ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes     No
                                                        ---    ---

                             AFG Investment Trust C


                                   FORM 10-Q


                                     INDEX

                                                         Page
                                                         ----
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

   Statement of Financial Position
    at June 30, 1996 and December 31, 1995                 3

   Statement of Operations for the three and
    six months ended June 30, 1996 and 1995                4

   Statement of Cash Flows for the six months
    ended June 30, 1996 and 1995                           5

   Notes to the Financial Statements                     6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  9-12

PART II. OTHER INFORMATION:

Items 1 - 6                                               13



                             AFG Investment Trust C

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                            June 30,    December 31,
                                              1996          1995
                                          ------------  ------------
ASSETS
- ------

Cash and cash equivalents                  $ 4,594,788   $   279,116
Rents receivable                             2,152,567     2,949,192
Accounts receivable - affiliate                552,175       101,258

Equipment at cost, net of accumulated
 depreciation of $39,103,371 and
 $33,214,195 at June 30, 1996
 and December 31, 1995, respectively        53,840,747    65,137,539

Organization costs, net of accumulated
 amortization of $3,583 and $3,083 at
 June 30, 1996 and December 31, 1995,
 respectively                                    1,417         1,917
                                           -----------   -----------
   Total assets                            $61,141,694   $68,469,022
                                           ===========   ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
- -------------------------------------
Notes payable                              $22,727,467    $29,517,713
Accrued interest                               299,346        354,297
Accrued liabilities                             12,500         20,000
Accrued liabilities - affiliate                 54,503             --
Deferred rental income                         290,485        305,117
Cash distributions payable to
 participants                                  232,679        232,679
                                           -----------    -----------
   Total liabilities                        23,616,980     30,429,806
                                           -----------    -----------
Participants' capital (deficit):
   Managing Trustee                            (78,814)       (73,669)
   Special Beneficiary                        (657,472)      (615,026)
   Beneficiary Interests (2,011,014
    Interests; initial purchase
    price of $25 each)                      38,261,000     38,727,911
                                           -----------    -----------
   Total participants' capital              37,524,714     38,039,216
                                           -----------    -----------
   Total liabilities and participants'
    capital                                $61,141,694    $68,469,022
                                           ===========    ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                             AFG Investment Trust C

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                               Three Months                     Six Months
                                              Ended June 30,                  Ended June 30,
                                          1996             1995            1996           1995
                                     ---------------  ---------------  -------------  -------------

Income:
   Lease revenue                         $5,149,521       $5,422,352    $10,614,823    $10,727,174
   Interest income                           88,422           28,833         97,115         38,261
   Loss on sale of equipment                (89,278)        (207,989)      (531,398)      (207,989)
                                         ----------       ----------    -----------    -----------
   Total income                           5,148,665        5,243,196     10,180,540     10,557,446
                                         ----------       ----------    -----------    -----------

Expenses:
   Depreciation and amortization          3,879,128        3,572,408      7,878,387      7,030,679
   Interest expense                         420,073          579,906        885,535      1,162,969
   Interest expense - affiliate                  --            1,790             --          2,439
   Equipment management fees
   - affiliate                              203,102          204,503        420,700        404,911
   Operating expenses - affiliate            79,888           61,640        114,345        122,433
                                         ----------       ----------    -----------    -----------
   Total expenses                         4,582,191        4,420,247      9,298,967      8,723,431
                                         ----------       ----------    -----------    -----------

Net income                               $  566,474       $  822,949    $   881,573    $ 1,834,015
                                         ==========       ==========    ===========    ===========

Net income
   per Beneficiary Interest              $     0.26            $0.37    $      0.40    $      0.83
                                         ==========       ==========    ===========    ===========
Cash distributions declared
   per Beneficiary Interest              $     0.31            $0.63    $      0.63    $      1.26
                                         ==========       ==========    ===========    ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                             AFG Investment Trust C

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:
Net income                                $   881,573   $ 1,834,015
Adjustments to reconcile net income to
 net cash from operating activities:
   Depreciation and amortization            7,878,387     7,030,679
   Loss on sale of equipment                  531,398       207,989
Changes in assets and liabilities
   Decrease (increase) in:
     rents receivable                         796,625        42,757
     accounts receivable - affiliate         (450,917)       71,525
   Increase (decrease) in:
     accrued interest                         (54,951)      (19,213)
     accrued liabilities                       (7,500)         (500)
     accrued liabilities - affiliate           54,503       407,213
     deferred rental income                   (14,632)       10,107
                                          -----------   -----------
   Net cash from operating activities       9,614,486     9,584,572
                                          -----------   -----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                   (1,239,741)   (5,892,015)
   Proceeds from equipment sales            4,127,248     4,102,763
                                          -----------   -----------
   Net cash from (used in) investing
    activities                              2,887,507    (1,789,252)
                                          -----------   -----------
Cash flows from (used in) financing
 activities:
   Proceeds from notes payable                997,888     3,622,137
   Proceeds from notes payable -
    affiliate                                      --     6,636,800
   Principal payments - notes payable      (7,788,134)   (7,272,769)
   Principal payments - notes payable -
    affiliate                                      --    (6,612,392)
   Distributions paid                      (1,396,075)   (2,792,152)
                                          -----------   -----------
   Net cash used in financing activities   (8,186,321)   (6,418,376)
                                          -----------   -----------
Net increase in cash and cash
 equivalents                                4,315,672     1,376,944
Cash and cash equivalents at beginning
 of period                                    279,116       214,260
                                          -----------   -----------
Cash and cash equivalents at end
 of period                                $ 4,594,788   $ 1,591,204
                                          ===========   ===========

Supplemental disclosure of cash
 flow information:
   Cash paid during the period for
    interest                              $   940,486   $ 1,184,621
                                          ===========   ===========


Supplemental schedule of non-cash investing and financing activities:

    During 1995, the Trust sold equipment to a lessee which assumed debt and interest of $308,476 and $1,988, respectively.


                    The accompanying notes are an integral
                      part of these financial statements

                             AFG Investment Trust C
                       Notes to the Financial Statements

                                 June 30, 1996
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  The Trust invests excess cash with large institutional banks in reverse repurchase agreements with overnight maturities. The reverse repurchase agreements are secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $39,684,484 are due as follows:

For the year ending June 30, 1997   $17,195,439
                             1998    13,089,890
                             1999     6,421,493
                             2000     2,311,300
                             2001       430,760
                       Thereafter       235,602
                                    -----------
                            Total   $39,684,484
                                    ===========

  During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft")
- - See Note 4 herein. The Trust will receive approximately $157,000 of rental revenue in each of the years in the period ending June 30, 2002 and $79,000 in the year ending June 30, 2003. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft included above reflect the most recent LIBOR effected rental payment.

                             AFG Investment Trust C
                       Notes to the Financial Statements

                                  (Continued)

NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Trust at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                                 Lease Term      Equipment
Equipment Type                                                    (Months)        at Cost
- --------------                                                   ----------      ---------

Aircraft                                                               48-81   $ 16,504,999
Computers & peripherals                                                12-72     15,066,078
Vessels                                                                72-73     13,014,544
Retail store fixtures                                                  36-60     11,233,766
Locomotives                                                            36-84      9,438,818
Construction & mining                                                  36-72      7,584,573
Materials handling                                                     12-84      7,568,936
Manufacturing                                                          60-72      3,815,155
Commercial printing                                                       66      3,542,761
Communications                                                         30-40      2,004,394
Research & test                                                        36-60      1,667,223
Tractors and heavy duty trucks                                         18-60        714,107
Trailers/intermodal containers                                         51-60        342,029
Furniture & fixtures                                                      60        239,785
Photocopying                                                           36-60        140,373
Energy systems                                                            36         63,900
Medical                                                                   36          2,206
                                                                       -----   ------------
Miscellaneous                                                             36            471
                                                                               ------------

                                                        Total equipment cost     92,944,118

                                                    Accumulated depreciation    (39,103,371)
                                                                               ------------

                                  Equipment, net of accumulated depreciation   $ 53,840,747
                                                                               ============


  On September 29, 1995, the Trust entered into an agreement with United Air Lines, Inc. ("United") to sell the Trust's proportionate ownership interest in a Boeing 747-SP aircraft (the "United Aircraft"), to United for cash consideration of $4,679,924 including unpaid rents through the date of sale, which event concluded in February 1996. In March 1996, the Trust acquired an 8.86% ownership interest in the Reno Aircraft, pursuant to the reinvestment provisions of the Trust's prospectus, at a cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained leveraging of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. The Managing Trustee intends to reinvest the remaining proceeds from the sale of the United Aircraft in other equipment in 1996.

  At June 30, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $41,603,638, representing approximately 45% of total equipment cost.

  At June 30, 1996, the cost and net book value of equipment held for sale or re-lease was approximately $552,000 and $249,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:

                                           1996       1995
                                         ---------  ---------

Equipment acquisition fees                $ 36,109   $132,823
Equipment management fees                  420,700    404,911
Administrative charges                      10,500     10,500
Reimbursable operating expenses
 due to third parties                      103,845    111,933
Interest on notes payable - affiliate           --      2,439
                                          --------   --------

  Total                                   $571,154   $662,606
                                          ========   ========

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1996, the Trust was owed $552,175 by AFG for such funds, and the interest thereon. These funds were remitted to the Trust in July 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at June 30, 1996 consisted of installment notes of $22,727,467 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 11.75%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.5% at June 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at June 30, 1996.

  The annual maturities of the notes payable are as follows:

For the year ending June 30, 1997   $11,625,979
                             1998     7,477,099
                             1999     2,674,743
                             2000       338,600
                             2001       118,875
                       Thereafter       492,171
                                    -----------
                            Total   $22,727,467
                                    ===========


                             AFG Investment Trust C

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

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


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Trust recognized lease revenue of $5,149,521 and $10,614,823, respectively, compared to $5,422,352 and $10,727,174 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 is due primarily to the Trust's sale of its interest in the United Aircraft in February 1996, as discussed below. The Trust's original equipment acquisition and leveraging processes were completed in 1995. Future remarketing activities will cause rental revenues to decline. However, in 1996, the Trust's aggregate rental revenues are expected to be consistent with 1995 due to the recognition of a full year's revenue related to equipment acquired during 1995 and reinvestment, in 1996, of the cash proceeds realized from the Trust's sale of its proportionate interest in an aircraft (see below). The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., as reported in Note 3 to the Trust's 1995 Annual Report. The Trust recognized a net loss of $1,313,122 in connection with this transaction, of which $880,717 was recognized as Write-Down of Equipment in 1995. The remainder of $432,405 was recognized as a loss on sale of equipment on the accompanying financial statements for the six months ended June 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $4,048,779 from United for the aircraft. The Trust plans to reinvest substantially all of such proceeds in other equipment in 1996, a portion of which was completed in March 1996 through the acquisition of an 8.86% ownership interest in the Reno Aircraft at an aggregate cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and six months ended June 30, 1996, the Trust sold other equipment having a net book value of

$150,327 and $177,462, respectively, to existing lessees and third parties. These sales resulted in net losses, for financial statement purposes, of $89,278 and $98,993, respectively.

  During the three and six months ended June 30, 1995, the Trust sold equipment having a net book value of $4,621,216 to an existing lessee and a third party. These sales resulted in a net loss, for financial statement purposes, of $207,989. The equipment sales included the Trust's interest in a vessel with an original cost and net book value of $6,199,161 and $4,612,874, respectively, which the Trust sold to an existing lessee in June 1995. In connection with this sale, the Trust realized sale proceeds of $4,091,193 and the purchaser assumed related debt and interest of $308,476 and $1,988, respectively, which resulted in a net loss, for financial statement purposes, of $211,217. This equipment was sold prior to the expiration of the related lease term.

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

  Depreciation and amortization expense for the three and six months ended June 30, 1996 was $3,879,128 and $7,878,387, respectively, compared to $3,572,408 and
$7,030,679 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The increase in depreciation expense from 1995 to 1996 was due to the acquisition of equipment subsequent to June 30, 1995.

  Interest expense was $420,073 and $885,535, or 8.2% and 8.3% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $581,696 and $1,165,408, or 10.7% and 10.9% of lease revenue for the same periods in 1995. Interest expense in the near-term is expected to increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 3.9% and 4% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 3.8% of lease revenue for each of the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit, insurance and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 1.6% and 1.1% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 1.1% of lease revenue for each of the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $9,614,486 and $9,584,572 for the six months ended June 30, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to increase due to additional reinvestment of the cash proceeds from the United transaction previously discussed. Thereafter, renewal, re-lease and equipment sale activities will cause the Trust's lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying
Statement of Cash Flows.   During the six month periods ended June 30, 1996 and
1995, the Trust expended $1,239,741 and $5,892,015, respectively, to acquire equipment, including reinvestment equipment discussed above. During the six months ended June 30, 1996, the Trust realized $4,127,248 in equipment sale proceeds compared to $4,102,763 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 and $3,622,137 during the six months ended June 30, 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. AFG also provided interim financing of $6,636,800 to the Trust during the six months ended June 30, 1995. No interim financing was provided during the same period in 1996.

  Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The amount of cash used to repay debt in 1996 increased as a result of leveraging obtained in 1996 and 1995. The amount of cash used to repay debt obligations in the near-term will increase as a result of new financings. Over time, the principal balance of notes payable will be reduced through the collection and application of rents.

  Cash distributions to the Managing Trustee, the Special Beneficiary, and the Beneficiaries are declared and generally paid within fifteen days following the end of each month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,396,075. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $1,266,938, the Special Beneficiary was allocated 8.25%, or $115,176, and the Managing Trustee was allocated 1%, or $13,961.

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



                             AFG Investment Trust C


              By:  AFG ASIT Corporation, a Massachusetts
                   corporation and the Managing Trustee of
                   the Registrant.


              By:  /s/ Michael J. Butterfield
                   _________________________________________
                   Michael J. Butterfield
                   Treasurer of AFG ASIT Corporation
                   (Duly Authorized Officer and
                   Principal Accounting Officer)


              Date: August 14, 1996
                   _________________________________________



              By:  /s/ Gary M. Romano
                   _________________________________________
                   Gary M. Romano
                   Clerk of AFG ASIT Corporation
                   (Duly Authorized Officer and
                   Principal Financial Officer)


              Date: August 14, 1996
                   _________________________________________