Form 10-Q
period 1996-09-30
AFG INVESTMENT TRUST C
filed 1996-11-13
CIK 879496

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1996
                               ------------------------------------------------

                                       OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                              ______________________to_________________________

                              ______________________


For Quarter Ended September 30, 1996                 Commission File No. 0-21444



                            AFG Investment Trust C
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      04-3157232
-----------------------------------                        --------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

98 North Washington Street, Boston, MA                          02114
--------------------------------------                      --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                          --------------

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
     Yes     No
        ---    ---

                             AFG Investment Trust C

                                   FORM 10-Q

                                     INDEX



                                                                                    Page
                                                                                    ----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                                  3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995              4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995                        5

     Notes to the Financial Statements                                            6-9


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  10-13


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                                      14



                             AFG Investment Trust C

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)



                                               September 30,   December 31,
                                                    1996           1995
                                               --------------  -------------

ASSETS
------
Cash and cash equivalents                        $ 9,802,204    $   279,116

Rents receivable                                   1,592,771      2,949,192

Accounts receivable - affiliate                      395,213        101,258

Equipment at cost, net of accumulated
 depreciation of $42,338,298 and
 $33,214,195 at September 30, 1996
 and December 31, 1995, respectively              50,400,453     65,137,539

Organization costs, net of accumulated
 amortization of $3,833 and $3,083 at
 September 30, 1996 and December 31,
 1995, respectively                                    1,167          1,917
                                                 -----------    -----------

        Total assets                             $62,191,808    $68,469,022
                                                 ===========    ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
----------------------------------------

Notes payable                                    $23,973,318    $29,517,713
Accrued interest                                     217,543        354,297
Accrued liabilities                                   18,750         20,000
Accrued liabilities - affiliate                       83,466             --
Deferred rental income                               312,151        305,117
Cash distributions payable to                        302,484        232,679
 participants                                    -----------    -----------

       Total liabilities                          24,907,712     30,429,806
                                                 -----------    -----------
Participants' capital (deficit):
   Managing Trustee                                  (81,220)       (73,669)
   Special Beneficiary                              (677,323)      (615,026)
   Beneficiary Interests (2,011,014 Interests;
       initial purchase price of $25 each)        38,042,639     38,727,911
                                                 -----------    -----------
       Total participants' capital                37,284,096     38,039,216
                                                 -----------    -----------
       Total liabilities and
       participants' capital                     $62,191,808    $68,469,022
                                                 ===========    ===========


                 The accompanying notes are an integral part
                        of these financial statements.

                             AFG Investment Trust C

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                                  Three Months               Nine Months
                                                Ended September 30,      Ended September 30,
                                                1996        1995          1996           1995
                                           -----------  -----------  -------------  -------------
Income:

   Lease revenue                           $5,097,913    $5,443,191   $15,712,736    $16,170,365

   Interest income                             79,947        71,893       177,062        110,154

   Gain (loss) on sale of equipment           (67,351)       15,750      (598,749)      (192,239)
                                           ----------    ----------   -----------    -----------
          Total income                      5,110,509     5,530,834    15,291,049     16,088,280
                                           ----------    ----------   -----------    -----------

Expenses:

   Depreciation and amortization            3,780,959     3,675,686    11,659,346     10,706,365

   Write-down of equipment                         --       880,717            --        880,717

   Interest expense                           434,711       579,849     1,320,246      1,742,818

   Interest expense - affiliate                    --            --            --          2,439

   Equipment management fees - affiliate      202,279       216,672       622,979        621,583

   Operating expenses - affiliate             165,336        38,835       279,681        161,268
                                           ----------    ----------   -----------    -----------
          Total expenses                    4,583,285     5,391,759    13,882,252     14,115,190
                                           ----------    ----------   -----------    -----------

Net income                                 $  527,224    $  139,075   $ 1,408,797    $ 1,973,090
                                           ==========    ==========   ===========    ===========

Net income
        per Beneficiary Interest           $     0.24    $     0.06   $      0.64    $      0.89
                                           ==========    ==========   ===========    ===========
Cash distributions declared
        per Beneficiary Interest           $     0.35    $     0.53   $      0.98    $      1.79
                                           ==========    ==========   ===========    ===========

                 The accompanying notes are an integral part
                        of these financial statements.

                             AFG Investment Trust C

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)

                                              1996           1995
                                          -------------  -------------
Cash flows from (used in) operating
 activities:
Net income                               $  1,408,797   $  1,973,090

Adjustments to reconcile net income to
 net cash from operating activities:
       Depreciation and amortization       11,659,346     10,706,365
       Loss on sale of equipment              598,749        192,239
       Write-down of equipment                     --        880,717

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                     1,356,421       (208,237)
       accounts receivable - affiliate       (293,955)      (314,767)
   Increase (decrease) in:
       accrued interest                      (136,754)       (31,039)
       accrued liabilities                     (1,250)        (1,750)
       accrued liabilities - affiliate         83,466       (106,965)
       deferred rental income                   7,034        267,475
                                         ------------   ------------
          Net cash from operating
             activities                    14,681,854     13,357,128
                                         ------------   ------------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                    (1,805,100)    (6,544,601)
   Proceeds from equipment sales             4,284,841      4,162,763
                                          ------------   ------------
          Net cash from (used in)
             investing activities            2,479,741     (2,381,838)
                                          ------------   ------------
Cash flows from (used in) financing
 activities:
   Proceeds from notes payable               8,581,221      7,030,637
   Proceeds from notes payable - affiliate          --        184,652
   Principal payments - notes payable      (14,125,616)   (10,962,069)
   Principal payments - notes payable -
    affiliate                                       --       (206,423)
   Distributions paid                       (2,094,112)    (4,190,248)
                                          ------------   ------------
          Net cash used in financing
             activities                     (7,638,507)    (8,143,451)
                                          ------------   ------------
Net increase in cash and cash equivalents    9,523,088      2,831,839

Cash and cash equivalents at beginning
 of period                                     279,116        214,260
                                          ------------   ------------
Cash and cash equivalents at end of
 period                                   $  9,802,204   $  3,046,099
                                          ============   ============
Supplemental disclosure of cash flow
 information:

Cash paid during the period for interest  $  1,457,000   $  1,776,296
                                          ============   ============

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

                             AFG Investment Trust C
                       Notes to the Financial Statements

                               September 30, 1996
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  At September 30, 1996, the Trust had $9,700,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $35,928,872 are due as follows:

    For the year ending September 30, 1997  $17,016,664
                                      1998   11,476,256
                                      1999    5,497,779
                                      2000    1,572,603
                                      2001      169,235
                                Thereafter      196,335
                                            -----------

                                     Total  $35,928,872
                                            ===========


  During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft")
- See Note 4 herein. The Trust will receive approximately $157,000 of rental revenue in each of the years in the period ending September 30, 2002 and $39,000 in the year ending September 30, 2003. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft included above reflect the most recent LIBOR effected rental payment.

                             AFG Investment Trust C
                       Notes to the Financial Statements

                                  (Continued)

NOTE 4 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Trust at September 30, 1996. In the opinion of American Finance Group ("AFG"), the carrying value of the equipment does not exceed its fair market value.

                                        Lease Term       Equipment
Equipment Type                           (Months)         at Cost
--------------                          ------------   ------------

Aircraft                                       48-81   $ 16,504,999
Computers & peripherals                        12-72     14,354,830
Vessels                                        72-73     13,014,544
Retail store fixtures                          36-60     11,233,766
Locomotives                                    36-84      9,438,818
Construction & mining                          36-72      8,149,933
Materials handling                             12-84      7,509,457
Manufacturing                                  60-72      3,815,155
Commercial printing                               66      3,542,761
Communications                                 30-40      2,004,394
Research & test                                36-60      1,667,223
Tractors and heavy duty trucks                 18-60        714,107
Trailers/intermodal containers                 51-60        342,029
Furniture & fixtures                              60        239,785
Photocopying                                   36-60        140,373
Energy systems                                    36         63,900
Medical                                           36          2,206
Miscellaneous                                     36            471
                                                       ------------

                                Total equipment cost     92,738,751

                            Accumulated depreciation    (42,338,298)
                                                       ------------

          Equipment, net of accumulated depreciation   $ 50,400,453
                                                       ============


  On September 29, 1995, the Trust entered into an agreement with United Air Lines, Inc. ("United") to sell the Trust's proportionate ownership interest in a Boeing 747-SP aircraft (the "United Aircraft"), to United for cash consideration of $4,679,924 including unpaid rents through the date of sale, which event concluded in February 1996. In March 1996, the Trust acquired an 8.86% ownership interest in the Reno Aircraft, pursuant to the reinvestment provisions of the Trust's prospectus, at a cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained leveraging of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. Additional cash proceeds of $565,359 were utilized in August 1996, to acquire certain construction and mining equipment. The Managing Trustee intends to reinvest the remaining proceeds from the sale of the United Aircraft in other equipment in 1996 and 1997.

  At September 30, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $41,603,638, representing approximately 45% of total equipment cost.

  At September 30, 1996, the cost and net book value of equipment held for sale or re-lease was approximately $1,259,000 and $317,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

                             AFG Investment Trust C
                       Notes to the Financial Statements

                                  (Continued)



NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:


                                             1996      1995
                                           --------  --------

  Equipment acquisition fees               $ 52,473  $134,645
  Equipment management fees                 622,979   621,583
  Administrative charges                     15,750    15,750
  Reimbursable operating expenses
     due to third parties                   263,931   145,518
  Interest on notes payable - affiliate          --     2,439
                                           --------  --------

                        Total              $955,133  $919,935
                                           ========  ========

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1996, the Trust was owed $395,213 by AFG for such funds. These funds were remitted to the Trust in October 1996.


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $23,973,318 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 11.25%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.4% at September 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at September 30, 1996.

  The annual maturities of the notes payable are as follows:

    For the year ending September 30, 1997  $10,771,115
                                      1998    7,637,880
                                      1999    4,132,825
                                      2000      849,115
                                      2001      121,530
                                Thereafter      460,853
                                            -----------

                                     Total  $23,973,318
                                            ===========


                             AFG Investment Trust C
                       Notes to the Financial Statements

                                  (Continued)


NOTE 7 - SUBSEQUENT EVENT
-------------------------

  On October 26, 1996, the Managing Trustee, on behalf of the Trust, filed a Solicitation Statement with the Securities and Exchange Commission which was subsequently sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement seeks to solicit the consent of the Beneficiaries to a proposed amendment ("the Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement").

  The Amendment would (i) amend the provisions of the Trust Agreement governing the redemption of Interests to permit the Trust to offer to redeem outstanding interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee may determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee may fix. Such a security, if it were to be offered and sold, would provide the Trust with the funds to a) implement more expansive Interest redemption opportunities for Beneficiaries without using Trust funds which may otherwise be available for current cash distributions; and b) make a special one-time distribution to the Beneficiaries.

  Pursuant to the Trust Agreement, the adoption of the Amendment requires the consent of the Beneficiaries holding more than fifty percent in the aggregate of the Interests held by all Beneficiaries. To be valid, consent forms must be received by the Managing Trustee by December 6, 1996 (subject to extension at the discretion of the Managing Trustee). The outcome of this solicitation can not be determined at this time.

                             AFG Investment Trust C

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
-------------------------------

Overview
--------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Trust recognized lease revenue of $5,097,913 and $15,712,736, respectively, compared to $5,443,191 and $16,170,365 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 is due primarily to the Trust's sale of its interest in the United Aircraft in February 1996, as discussed below. The Trust's original equipment acquisition and leveraging processes were completed in 1995. In the near-term, lease revenue is expected to increase, due to reinvestment of available proceeds in other equipment, including cash proceeds realized from the Trust's sale of its interest in the United Aircraft and the proceeds resulting from the Trust's refinancing of its interest in a vessel (see below). Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., as reported in Note 3 to the Trust's 1995 Annual Report. The Trust recognized a net loss of $1,313,122 in connection with this transaction, of which $880,717 was recognized as Write-Down of Equipment in 1995. The remainder of $432,405 was recognized as a loss on sale of equipment on the accompanying financial statements for the nine months ended September 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $4,048,779 from United for the aircraft. The Trust plans to reinvest all of such proceeds in other equipment in 1996 and 1997, a portion of which was completed in March 1996 through the acquisition of an 8.86% ownership interest in the Reno Aircraft at an aggregate cost of $1,239,741. To acquire the interest in the Reno

                             AFG Investment Trust C

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. In addition, cash proceeds of $565,359 were utilized in August 1996, to acquire certain construction and mining equipment. During the three and nine months ended September 30, 1996, the Trust sold other equipment having a net book value of $224,944 and $402,406, respectively, to existing lessees and third parties. These sales resulted in net losses, for financial statement purposes, of $67,351 and $166,344, respectively.

  During the three months ended September 30, 1995, the Trust sold equipment having a net book value of $44,250 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $15,750. During the nine months ended September 30, 1995, the Trust sold equipment having a net book value of $4,665,466 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $192,239. These equipment sales included the Trust's interest in a vessel with an original cost and net book value of $6,199,161 and $4,612,874, respectively, which the Trust sold to an existing lessee in June 1995. In connection with this sale, the Trust realized sale proceeds of $4,091,193 and the purchaser assumed related debt and interest of $308,476 and $1,988, respectively, which resulted in a net loss, for financial statement purposes, of $211,217. This equipment was sold prior to the expiration of the related lease term. The sale proceeds were fully reinvested in other equipment in 1995.

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

  Depreciation and amortization expense for the three and nine months ended September 30, 1996 was $3,780,959 and $11,659,346, respectively, compared to $3,675,686 and $10,706,365 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The increase in depreciation expense from 1995 to 1996 was due to the acquisition of equipment subsequent to September 30, 1995.

  Interest expense was $434,711 and $1,320,246, or 8.5% and 8.4% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to $579,849 and $1,745,257, or 10.7% and 10.8% of lease revenue for the same periods in 1995. Interest expense in the near-term is expected to increase due to

                             AFG Investment Trust C

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 4% of lease revenue for each of the three and nine months ended September 30, 1996 compared to 4% and 3.8% of lease revenue for each of the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit, insurance and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 3.2% and 1.8% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to less than 1% of lease revenue for each of the same periods in 1995. The increase in operating expenses during the three months ended September 30, 1996 compared to the same period in 1995 resulted from fees incurred in connection with the refinancing of the Trust's interest in a vessel. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $14,681,854 and $13,357,128 for the nine months ended September 30, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to increase due to additional reinvestment of the cash proceeds from the United transaction and vessel refinancing previously discussed. Thereafter, renewal, re-lease and equipment sale activities will cause the Trust's lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying
Statement of Cash Flows.   During the nine month periods ended September 30,
1996 and 1995, the Trust expended $1,805,100 and $6,544,601, respectively, to acquire equipment, including reinvestment equipment discussed above. During the nine months ended September 30, 1996, the Trust realized $4,284,841 in equipment sale proceeds compared to $4,162,763 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

                             AFG Investment Trust C

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $8,581,221 and $7,030,637 during the nine months ended September 30, 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. In September 1996, the Trust received $7,583,333 from the refinancing of its interest in a vessel. The Trust repaid the existing debt associated with the vessel of $2,677,627 plus accrued interest thereon and the balance of the refinancing proceeds is expected to be used to acquire additional equipment pursuant to the reinvestment provisions of the Trust's prospectus. AFG also provided interim financing of $184,652 to the Trust during the six months ended September 30, 1995. No interim financing was provided during the same period in 1996.

  Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The amount of cash used to repay debt in 1996 increased as a result of leveraging obtained in 1996 and 1995 and the refinancing described above. Excluding the effect of the repayment of the debt associated with the refinancing, the amount of cash used to repay debt obligations in the near-term will increase as a result of new financings of reinvestment equipment. Over time, the principal balance of notes payable will be reduced through the collection and application of rents.

  Cash distributions to the Managing Trustee, the Special Beneficiary, and the Beneficiaries are declared and generally paid within fifteen days following the end of each month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $2,163,917. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $1,963,755, the Special Beneficiary was allocated 8.25%, or $178,523, and the Managing Trustee was allocated 1%, or $21,639.

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



                             AFG Investment Trust C


                  By:  AFG ASIT Corporation, a Massachusetts
                       corporation and the Managing Trustee of
                       the Registrant.


                  By:  /s/  Michael J. Butterfield
                       ---------------------------
                       Michael J. Butterfield
                       Treasurer of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                Date:  November 13, 1996
                       -----------------



                  By:  /s/  Gary M. Romano
                       -------------------------------
                       Gary M. Romano
                       Clerk of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                Date:  November 13, 1996
                       -----------------