Form 10-Q
period 1997-06-30
AFG INVESTMENT TRUST C
filed 1997-08-14
CIK 879496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                             ----------------------

For Quarter Ended June 30, 1997                     Commission File No. 0-21444

                             AFG Investment Trust C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 04-3157232
-----------------------------------------                -----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

88 Broad Street, Boston, MA                              02110
-----------------------------------------                -----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                             AFG Investment Trust C

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1997 and December 31, 1996                                 3

      Statement of Operations
        for the three and six months ended June 30, 1997 and 1996              4

      Statement of Cash Flows
        for the six months ended June 30, 1997 and 1996                        5

      Notes to the Financial Statements                                     6-10

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11-16


PART II. OTHER INFORMATION:

      Items 1 - 6                                                             17

                             AFG Investment Trust C

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                            June 30,     December 31,
                                                              1997          1996
                                                         ------------   -------------

ASSETS

Cash and cash equivalents                                $ 17,675,211   $ 10,634,493

Rents receivable                                            2,748,814      2,139,372

Accounts receivable - affiliate                               661,479      6,484,537

Equipment at cost, net of accumulated depreciation
   of $47,978,830 and $43,782,922 at June 30, 1997
   and December 31, 1996, respectively                     30,096,275     35,868,028

Organization costs, net of accumulated amortization
   of $3,583 and $3,083 at June 30, 1997
   and December 31, 1996, respectively                            417            917
                                                         ------------   ------------

          Total assets                                   $ 51,182,196   $ 55,127,347
                                                         ============   ============

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                            $ 15,840,764   $ 19,084,751
Accrued interest                                              313,092        188,983
Accrued liabilities                                            15,000         23,985
Accrued liabilities - affiliate                                92,324        264,123
Deferred rental income                                        304,523        209,535
Cash distributions payable to participants                    302,484        302,484
                                                         ------------   ------------

          Total liabilities                                16,868,187     20,073,861
                                                         ------------   ------------

Participants' capital (deficit):
   Managing Trustee                                          (110,922)      (103,527)
   Special Beneficiary                                       (922,355)      (861,348)
   Beneficiary Interests (2,011,014 Interests;
      initial purchase price of $25 each)                  35,347,286     36,018,361
                                                         ------------   ------------

          Total participants' capital                      34,314,009     35,053,486
                                                         ------------   ------------

          Total liabilities and participants' capital    $ 51,182,196   $ 55,127,347
                                                         ============   ============

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                            Three Months               Six Months
                                           Ended June 30,             Ended June 30,
                                         1997         1996         1997         1996
                                      ----------  -----------   ----------  ------------

Income:

    Lease revenue                     $4,063,164  $ 5,149,521   $8,057,574  $ 10,614,823

    Interest income                      211,436       88,422      409,267        97,115

    Gain (loss) on sale of equipment     175,766      (89,278)     210,303      (531,398)
                                      ----------  -----------   ----------  ------------

         Total income                  4,450,366    5,148,665    8,677,144    10,180,540
                                      ----------  -----------   ----------  ------------

Expenses:

    Depreciation and amortization      3,168,569    3,879,128    6,434,415     7,878,387

    Interest expense                     290,750      420,073      601,672       885,535

    Equipment management fees
      - affiliate                        167,750      203,102      337,141       420,700

    Operating expenses - affiliate        99,230       79,888      228,494       114,345
                                      ----------  -----------   ----------  ------------

         Total expenses                3,726,299    4,582,191    7,601,722     9,298,967
                                      ----------  -----------   ----------  ------------

Net income                            $  724,067  $   566,474   $1,075,422  $    881,573
                                      ==========  ===========   ==========  ============

Net income
   per Beneficiary Interest           $     0.33  $      0.26   $     0.49  $       0.40
                                      ==========  ===========   ==========  ============

Cash distributions declared
   per Beneficiary Interest           $     0.41  $      0.31   $     0.82  $       0.63
                                      ==========  ===========   ==========  ============

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                         1997          1996
                                                      -----------   -----------

Cash flows from (used in) operating activities:
Net income                                            $ 1,075,422   $   881,573

Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation and amortization                       6,434,415     7,878,387
    (Gain) loss on sale of equipment                     (210,303)      531,398

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                     (609,442)      796,625
    accounts receivable - affiliate                     5,823,058      (450,917)
  Increase (decrease) in:
    accrued interest                                      124,109       (54,951)
    accrued liabilities                                    (8,985)       (7,500)
    accrued liabilities - affiliate                      (171,799)       54,503
    deferred rental income                                 94,988       (14,632)
                                                      -----------   -----------

        Net cash from operating activities             12,551,463     9,614,486
                                                      -----------   -----------

Cash flows from (used in) investing activities:
   Purchase of equipment                               (1,142,548)   (1,239,741)
   Proceeds from equipment sales                          690,689     4,127,248
                                                      -----------   -----------

        Net cash from (used in) investing activities     (451,859)    2,887,507
                                                      -----------   -----------

Cash flows from (used in) financing activities:
   Proceeds from notes payable                                 --       997,888
   Principal payments - notes payable                  (3,243,987)   (7,788,134)
   Distributions paid                                  (1,814,899)   (1,396,075)
                                                      -----------   -----------

        Net cash used in financing activities          (5,058,886)   (8,186,321)
                                                      -----------   -----------

Net increase in cash and cash equivalents               7,040,718     4,315,672

Cash and cash equivalents at beginning of period       10,634,493       279,116
                                                      -----------   -----------

Cash and cash equivalents at end of period            $17,675,211   $ 4,594,788
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest          $   477,563   $   940,486
                                                      ===========   ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                  June 30, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

     At June 30, 1997, the Trust had $17,565,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Approximately $16,000,000 of the Trust's cash is expected to be used to acquire reinvestment equipment during the third quarter of 1997.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $17,401,379 are due as follows:

     For the year ending June 30, 1997             $ 10,762,892
                                  1998                4,171,075
                                  1999                1,448,071
                                  2000                  652,005
                                  2001                  287,596
                            Thereafter                   79,740
                                                   ------------
                                 Total             $ 17,401,379
                                                   ============

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at June 30, 1997. In the opinion of Equis Financial Group ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                   Remaining
                                                   Lease Term        Equipment
         Equipment Type                             (Months)          at Cost
-------------------------------                    ----------      -------------

Aircraft                                             42-75         $ 16,504,999
Computers & peripherals                               6-66           12,118,859
Retail store fixtures                                30-54           11,112,212
Locomotives                                          30-79            9,438,818
Materials handling                                    6-78            8,972,525
Construction & mining                                30-66            7,958,503
Manufacturing                                        54-66            3,815,155
Commercial printing                                     60            3,542,761
Communications                                       24-34            2,004,394
Research & test                                      30-54            1,667,223
Tractors and heavy duty trucks                       12-54              285,299
Furniture & fixtures                                    54              239,785
Trailers/intermodal containers                       45-54              229,343
Photocopying                                         30-54              118,652
Energy systems                                          30               63,900
Medical                                                 30                2,206
Miscellaneous                                           30                  471
                                                                   ------------

                                      Total equipment cost           78,075,105

                                  Accumulated depreciation          (47,978,830)
                                                                   ------------

                Equipment, net of accumulated depreciation         $ 30,096,275
                                                                   ============

     At June 30, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $28,589,094, representing approximately 37% of total equipment cost.

     At June 30, 1997, the cost and net book value of equipment held for sale or re-lease was approximately $1,123,000 and $296,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)

                                                      1997             1996
                                                  ------------     -----------

Equipment acquisition fees                        $     33,278     $    36,109
Equipment management fees                              337,141         420,700
Administrative charges                                  39,462          10,500
Reimbursable operating expenses
     due to third parties                              189,032         103,845
                                                  ------------    ------------

                                    Total         $    598,913    $    571,154
                                                  ============    ============

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1997, the Trust was owed $661,479 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1997.

NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1997 consisted of installment notes of $15,840,764 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 11.25%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.69% at June 30, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $282,421 and $2,867,081 at the expiration of the primary lease terms related to the Reno Air aircraft and certain rail equipment, respectively. The carrying amount of notes payable approximates fair value at June 30, 1997.

     The annual maturities of the notes payable are as follows:

     For the year ending June 30, 1998           $  7,921,069
                                  1999              2,901,130
                                  2000                981,726
                                  2001              3,451,818
                                  2002                257,873
                            Thereafter                327,148
                                                 ------------

                                 Total           $ 15,840,764
                                                 ============

NOTE 7 - LEGAL PROCEEDINGS

     On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)

to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Trust has not experienced any material losses as a result of this action.

     On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Trust and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the Managing Trustee of the Trust and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

     The Managing Trustee and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the Managing Trustee and EFG do not believe that any likely outcome will have a material adverse effect on the Trust. The Managing Trustee, EFG and their affiliates intend to vigorously defend against the lawsuit.

NOTE 8 - ISSUANCE OF CLASS B INTERESTS AND OFFER TO REDEEM CLASS A INTERESTS

     On October 26, 1996, the Trust filed a Solicitation Statement with the United States Securities and Exchange Commission (the "SEC") which subsequently was sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement sought the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement") which would (i) amend the provisions of the Trust Agreement governing the redemption of Beneficiary Interests to permit the Trust to offer to redeem outstanding Beneficiary Interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee might determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee might affix. The funds obtained through the issuance of such a security would be used by the Trust to (a) expand redemption opportunities for Beneficiaries without using Trust funds which might otherwise be available for cash distributions; and (b) make a special one-time cash distribution to the Beneficiaries.

     Pursuant to the Trust Agreement, the adoption of the Amendment required the consent of the Beneficiaries holding more than 50% in the aggregate of the Beneficiary Interests held by all Beneficiaries. A majority of Beneficiary Interests, representing 1,215,771 or 60.5% of all Beneficiary Interests, voted in favor of the Amendment; 174,315 or 8.7% of all Beneficiary Interests voted against the Amendment; and 49,787 or 2.5% of all Beneficiary Interests abstained. Approximately 72% of all Beneficiary Interests participated in the vote. Accordingly, the Trust Agreement was amended.

     On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)

Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 3,024,740 Class B Interests at $5.00 per interest, thereby generating $15,123,700 in aggregate Class B capital contributions. Class A Beneficiaries purchased 5,520 Class B Interests, generating $27,600 of aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,019,220 Class B Interests, generating $15,096,100 of such aggregate capital contributions.

     Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of all of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary
D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions.

     As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee intends to use a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee expects to declare and pay this special cash distribution on or before August 31, 1997.

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. The Trust will use a portion of the net proceeds realized from the offering of the Class B Interests to purchase the Class A Beneficiary Interests tendered as a result of the offer. The Tender Documents describe, among other things, the terms of the offer and the purchase price per Class A Beneficiary Interest being offered by the Trust.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, i) the ability of the Trust to satisfy its equipment reinvestment requirements and ii) the ability of EFG to collect all rents due under the attendant lease agreements and to successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

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

Results of Operations

     For the three and six months ended June 30, 1997, the Trust recognized lease revenue of $4,063,164 and $8,057,574, respectively, compared to $5,149,521 and $10,614,823 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 is attributable to the sale of the Trust's interest in a vessel to the lessee in December 1996 and primary lease term expirations. In the near-term, lease revenue is expected to increase, due to reinvestment of available proceeds in other equipment, including cash proceeds realized from the Trust's sale of its interest in a Boeing 747-SP aircraft leased to United Airlines, Inc. (the "United Aircraft") in February 1996, as discussed below and the net proceeds resulting from the Trust's sale of its interest in the vessel. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements.

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

     Interest income for the three and six months ended June 30, 1997 was $211,436 and $409,267, respectively, compared to $88,422 and $97,115 for the same periods in 1996. Interest income was generated from temporary investment of available cash in short-term money market instruments. Interest income was higher in the three and six months ended June 30, 1997 than in the same periods in 1996 due to interest earned on sale proceeds

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

associated with the aircraft and vessel, discussed above. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

     During the three and six months ended June 30, 1997, the Trust sold equipment having a net book value of $352,857 and $480,386, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $175,766 and $210,303, respectively.

     On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., ("United"). The Trust recognized a net loss of $1,313,122 in connection with this transaction, of which $880,717 was recognized as Write-Down of Equipment in 1995. The remainder of $432,405 was recognized as a loss on sale of equipment on the accompanying Statement of Operations for the three months ended March 31, 1996. In addition to lease rents, the Trust received net sale proceeds of $4,048,779 from United for the aircraft. The Managing Trustee is actively pursuing the reinvestment of all such proceeds in other equipment and anticipates a significant amount of equipment will be purchased during the third quarter of 1997. A portion of such reinvestment was completed in March 1996 through the acquisition of an 8.86% ownership interest in an aircraft (the "Reno Aircraft") at an aggregate cost to the Trust of $1,239,741. To acquire its interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and six months ended June 30, 1996, the Trust sold other equipment having a net book value of $150,327 and $177,462, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $89,278 and $98,993, respectively.

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

     Depreciation and amortization expense for the three and six months ended June 30, 1997 was $3,168,569 and $6,434,415, respectively, compared to $3,879,128 and $7,878,387 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     Interest expense was $290,750 and $601,672, or 7.2% and 7.5% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to $420,073 and $885,535, or 8.2% and 8.3% of lease revenue for the same periods in 1996. Interest expense in the near-term is expected to increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

     Management fees were 4.1% and 4.2% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to 3.9% and 4% of lease revenue for the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit, insurance and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 2.4% and 2.8% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to 1.6% and 1.1% of lease revenue for of the same periods in 1996. The increase in operating expenses from 1996 to 1997 was due primarily to professional service costs incurred in connection with the Solicitation and Registration Statements described in Note 8 to the accompanying financial statements and an increase in administrative charges. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the six months ended June 30, 1997, operating activities generated net cash inflows of $6,439,129, after reductions for equipment sale proceeds of $2,265,436 received in connection with the sale of the vessel and debt proceeds of $3,846,898 which relate to the leveraging of certain rail equipment in the Trust's portfolio. These sale and debt proceeds were due from EFG at December 31, 1996 and received by the Trust in January 1997. For the six months ended June 30, 1996, the Trust generated net cash inflows from operating activities of $9,614,486. In the future, operating cash flows are expected to increase due to the acquisition of reinvestment equipment, as described below. Subsequently, renewal, re-lease and equipment sale activities will cause the Trust's primary-term lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

     Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $1,142,548 and $1,239,741 during the six months ended June 30, 1997 and 1996, respectively, to acquire equipment pursuant to the reinvestment provisions of the Trust's prospectus. During the six months ended June 30, 1997, the Trust realized net sale proceeds of $690,689 compared to $4,127,248 (including the proceeds from the United sale) for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     Cash distributions to the Managing Trustee, the Special Beneficiary, and the Beneficiaries are declared and generally paid within fifteen days following the end of each month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,814,899. In accordance with the Trust Agreement, the Beneficiaries were allocated 90.75% of these distributions, or $1,647,021, the Special Beneficiary was allocated 8.25% or $149,729, and the Managing Trustee was allocated 1%, or $18,149.

     For financial reporting purposes, the Managing Trustee and the Special Beneficiary each has accumulated a capital deficit at June 30, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. However, for income tax purposes, the Trust Agreement requires that income be allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement exists with respect to the Special Beneficiary. At December 31, 1996, the Managing Trustee had a positive tax capital account balance.

     At June 30, 1997, the Trust had aggregate future minimum lease payments of $17,401,379 from contractual lease agreements (see Note 3 to the financial statements), of which $15,840,764 will be used to amortize the

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

principal balance of notes payable (see Note 6 to the financial statements). Presently, the Trust expects to acquire approximately $78,000,000 of reinvestment equipment using cash of approximately $16,000,000 and additional indebtedness, which will be amortized from the associated rental streams. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

     On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

3,024,740 Class B Interests at $5.00 per interest, thereby generating $15,123,700 in aggregate Class B capital contributions. Class A Beneficiaries purchased 5,520 Class B Interests, generating $27,600 of aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,019,220 Class B Interests, generating $15,096,100 of such aggregate capital contributions.

     As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee intends to use a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee expects to declare and pay this special cash distribution on or before August 31, 1997.

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. The Trust will use a portion of the net proceeds realized from the offering of the Class B Interests to purchase the Class A Beneficiary Interests tendered as a result of the offer. The Tender Documents describe, among other things, the terms of the offer and the purchase price per Class A Beneficiary Interest being offered by the Trust.

                             AFG Investment Trust C

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

Item 1.                             Legal Proceedings
                                    Response:

                                    Refer to Note 7 to the financial statements herein.

Item 2.                             Changes in Securities
                                    Response:

                                    On July 18, 1997, the Trust issued 3,024,740
                                    Class B Interests at $5.00 per interest, generating $15,123,700 in aggregate Class B capital contributions. Class A Beneficiaries purchased 5,520 Class B Interests, generating $27,600 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,019,220 Class B Interests, generating $15,096,100 of such aggregate capital contributions. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation. (See Note 8 to the accompanying financial statements.)

                                    The Trust Agreement grants limited voting rights to the Class A Beneficiaries and Class B Beneficiaries. However, each Class A Beneficiary and Class B Beneficiary is entitled to cast one vote for each Interest owned by him or her. Equis II Corporation has voting control of the Trust through its ownerhsip of its Class B Interests.

                                    Future cash distributions with respect to the Class B Interests will be subordinate to certain distributions with respect to the Class A Interests.

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

                             AFG Investment Trust C


                   By:    AFG ASIT Corporation, a Massachusetts
                          corporation and the Managing Trustee of
                          the Registrant.


                   By:    /s/  Michael J. Butterfield
                          -----------------------------------------
                          Michael J. Butterfield
                          Treasurer of AFG ASIT Corporation
                          (Duly Authorized Officer and
                          Principal Accounting Officer)


                   Date:  August 14, 1997


                   By:    /s/  Gary M. Romano
                          -----------------------------------------
                          Gary M. Romano
                          Clerk of AFG ASIT Corporation
                          (Duly Authorized Officer and
                          Principal Financial Officer)


                   Date:  August 14, 1997