Form 10-Q
period 1997-09-30
AFG INVESTMENT TRUST C
filed 1997-11-14
CIK 879496

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                          to
                                   ------------------------    -------------

For Quarter Ended September 30, 1997                 Commission File No. 0-21444



                             AFG Investment Trust C
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


Delaware                                                  04-3157232
------------------------------                            ----------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

88 Broad Street, Boston, MA                               02110
--------------------------------                          -------------------
(Address of principal executive offices)                  (Zip Code)


    Registrant's telephone number, including area code (617) 854-5800
                                                       -----------------------

------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----      ------

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
    Yes         No
        -----      ------

                             AFG INVESTMENT TRUST C

                                   FORM 10-Q

                                     INDEX

                                                                      PAGE
                                                                      -----


PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

   Statement of Financial Position at September 30, 1997
    and December 31, 1996.........................................       3

   Statement of Operations for the three and nine months
    ended September 30, 1997 and 1996.............................       4

   Statement of Cash Flows for the nine months ended
    September 30, 1997 and 1996...................................       5

   Notes to the Financial Statements..............................    6-11

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........   12-17

PART II. OTHER INFORMATION:

  Items 1-6.......................................................      18

                             AFG INVESTMENT TRUST C

                        STATEMENT OF FINANCIAL POSITION

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------

ASSETS

Cash and cash equivalents...........................................................   $11,874,866    $10,634,493
Restricted cash.....................................................................    12,011,598             --
Rents receivable....................................................................     1,025,623      2,139,372
Accounts receivable--affiliate......................................................       676,462      6,484,537
Equipment at cost, net of accumulated depreciation of $48,732,516 and $43,782,922 at
  September 30, 1997 and December 31, 1996, respectively............................    65,794,022     35,868,028
Organization costs, net of accumulated amortization of $4,833 and $4,083 at
  September 30, 1997 and December 31, 1996, respectively............................           167            917
                                                                                       -----------    -----------
    Total assets....................................................................   $91,382,738    $55,127,347
                                                                                       -----------    -----------
                                                                                       -----------    -----------
LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable.......................................................................   $45,801,266    $19,084,751
Accrued interest....................................................................       148,833        188,983
Accrued liabilities.................................................................        22,500         23,985
Accrued liabilities--affiliate......................................................       154,206        264,123
Deferred rental income..............................................................       157,972        209,535
Cash distributions payable to participants..........................................       451,805        302,484
                                                                                       -----------    -----------
    Total liabilities...............................................................    46,736,582     20,073,861
                                                                                       -----------    -----------
 Participants' capital (deficit):

  Managing Trustee..................................................................      (157,325)      (103,527)
  Special Beneficiary...............................................................    (1,275,631)      (861,348)
  Class A Beneficiary Interests (2,011,014 Interests; initial purchase price of $25
    each)...........................................................................    31,866,638     36,018,361
  Class B Beneficiary Interests (3,024,740 Interests; initial purchase price of $5
    each)...........................................................................    14,212,474             --
                                                                                       -----------    -----------
    Total participants' capital.....................................................    44,646,156     35,053,486
                                                                                       -----------    -----------

    Total liabilities and participants' capital.....................................   $91,382,738    $55,127,347
                                                                                       -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                            STATEMENT OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

                                                                      THREE MONTHS              NINE MONTHS
                                                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                  ----------------------  ------------------------

                                                                     1997        1996        1997          1996
                                                                  ----------  ----------  -----------  -----------

Income:

  Lease revenue.................................................  $3,875,875  $5,097,913  $11,933,449  $15,712,736

  Interest income...............................................     321,611      79,947      730,878      177,062

  Loss on sale of equipment.....................................    (567,125)    (67,351)    (356,822)    (598,749)
                                                                  ----------  ----------  -----------  -----------

    Total income................................................   3,630,361   5,110,509   12,307,505   15,291,049
                                                                  ----------  ----------  -----------  -----------

Expenses:

  Depreciation and amortization.................................   3,276,517   3,780,959    9,710,932   11,659,346

  Interest expense..............................................     284,830     434,711      886,502    1,320,246

  Equipment management fees--affiliate..........................     168,713     202,279      505,854      622,979

  Operating expenses--affiliate.................................     258,492     165,336      486,986      279,681
                                                                  ----------  ----------  -----------  -----------

    Total expenses..............................................   3,988,552   4,583,285   11,590,274   13,882,252
                                                                  ----------  ----------  -----------  -----------

Net income (loss)...............................................  $ (358,191) $  527,224  $  717,231  $ 1,408,797
                                                                  ----------  ----------  -----------  -----------
                                                                  ----------  ----------  -----------  -----------

Net income (loss)
  per Class A Beneficiary Interest..............................  $       --  $     0.24  $      0.32  $      0.64
                                                                  ----------  ----------  -----------  -----------
                                                                  ----------  ----------  -----------  -----------
  per Class B Beneficiary Interest..............................  $    (0.12) $       --  $     (0.12) $        --
                                                                  ----------  ----------  -----------  -----------
                                                                  ----------  ----------  -----------  -----------
 Cash distributions declared
  per Class A Beneficiary Interest..............................  $     1.73  $     0.35  $      2.55  $      0.98
                                                                  ----------  ----------  -----------  -----------
                                                                  ----------  ----------  -----------  -----------
  per Class B Beneficiary Interest..............................  $     0.13  $       --  $      0.13  $        --
                                                                  ----------  ----------  -----------  -----------
                                                                  ----------  ----------  -----------  -----------

   The accompanying notes are an integral part of these financial statemets.

                             AFG INVESTMENT TRUST C

                            STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

                                                                                              1997          1996
                                                                                           ------------   ------------

Cash flows from (used in) operating activities:
Net income...............................................................................  $    717,231   $  1,408,797

Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization........................................................     9,710,932     11,659,346
    Loss on sale of equipment............................................................       356,822        598,749

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable.....................................................................     1,113,749      1,356,421
    accounts receivable--affiliate.......................................................     5,808,075       (293,955)
  Increase (decrease) in:
    accrued interest.....................................................................       (40,150)      (136,754)
    accrued liabilities..................................................................        (1,485)        (1,250)
    accrued liabilities--affiliate.......................................................      (109,917)        83,466
    deferred rental income...............................................................       (51,563)         7,034
                                                                                           ------------   ------------

      Net cash from operating activities.................................................    17,503,694     14,681,854
                                                                                           ------------   ------------
Cash flows from (used in) investing activities:
  Purchase of equipment..................................................................   (38,887,683)    (1,805,100)
  Proceeds from equipment sales..........................................................       778,820      4,284,841
                                                                                           ------------   ------------

      Net cash from (used in) investing activities.......................................   (38,108,863)     2,479,741
                                                                                           ------------   ------------

Cash flows from (used in) financing activities:
  Proceeds from capital contributions....................................................    15,123,700             --
  Payment of offering costs..............................................................      (151,237)            --
  Proceeds from notes payable............................................................    31,951,256      8,581,221
  Principal payments--notes payable......................................................    (7,118,876)   (14,125,616)
  Distributions paid.....................................................................    (5,947,703)    (2,094,112)
                                                                                           ------------   ------------

      Net cash from (used in) financing activities.......................................    33,857,140     (7,638,507)
                                                                                           ------------   ------------

Net increase in cash and cash equivalents and restricted cash............................    13,251,971      9,523,088

Cash and cash equivalents at beginning of period.........................................    10,634,493        279,116
                                                                                           ------------   ------------
Cash and cash equivalents and restricted cash at end of period...........................  $ 23,886,464   $  9,802,204
                                                                                           ------------   ------------
                                                                                           ------------   ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest...............................................  $    926,652   $  1,457,000
                                                                                           ------------   ------------
                                                                                           ------------   ------------
Supplemental disclosure of non-cash investing and financing activities:

  See Note 4 to the financial statements herein.

   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    At September 30, 1997, the Trust had $23,780,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $29,435,878 are due as follows:


    For the year ending September 30, 1998     $14,844,287
                                      1999       5,402,102
                                      2000       3,009,467
                                      2001       2,157,534
                                      2002       2,027,510
                                Thereafter       1,994,978
                                               -----------

                                     Total     $29,435,878
                                               -----------
                                               -----------

    During August 1997, the Trust acquired a 50.6% proportionate ownership interest in a Boeing 767-300ER aircraft leased by Scandinavian Airlines System (the "SAS Aircraft")--See Note 4 herein. The Trust will receive approximately $4,132,000 of rental revenue during the year ending September 30, 1998 and $1,033,000 in the year ending September 30, 1999. Scandinavian Airlines System has two one year renewal options in place which will commence following the expiration of the primary lease term on December 29, 1998. If the options are exercised, the renewal rental payments will be the lesser of 90% of the primary lease term rents or the then current fair market value rents for such equipment.

                              AFG INVESTMENT TRUST C
                           NOTES TO FINANCIAL STATEMENTS

                                     (CONTINUED)

NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Trust at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                   REMAINING
                                                  LEASE TERM        EQUIPMENT
EQUIPMENT TYPE                                     (MONTHS)           AT COST
------------------------------------------------  -------------  -------------

Aircraft........................................           3-63  $  47,400,169
Computers & peripherals.........................           0-27     11,314,334
Retail store fixtures...........................           0-24     11,112,212
Manufacturing...................................          15-71     10,328,381
Locomotives.....................................          33-78      9,179,510
Materials handling..............................           0-65      9,079,377
Construction & mining...........................           0-39      7,958,503
Commercial printing.............................              3      3,542,761
Communications..................................            3-8      2,004,394
Research & test.................................           0-13      1,667,223
Tractors and heavy duty trucks..................            0-6        285,299
Furniture & fixtures............................           1-11        239,785
Trailers/intermodal containers..................              7        229,361
Photocopying....................................            0-9        118,652
Energy systems..................................              0         63,900
Medical.........................................             11          2,206
Miscellaneous...................................             12            471
                                                  -------------  -------------

Total equipment cost............................                   114,526,538

Accumulated depreciation........................                   (48,732,516)
                                                                 -------------

Equipment, net of accumulated depreciation......                 $  65,794,022
                                                                 -------------
                                                                 -------------


    On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., ("United"). The Trust recognized a net loss of $1,313,122 in connection with this transaction, of which $880,717 was recognized as Write-Down of Equipment in 1995. The remainder of $432,405 was recognized as a loss on sale of equipment on the accompanying financial statements for the nine month period ended September
30, 1996. In addition to lease rents, the Trust received net sale proceeds of $4,048,779 from United for the aircraft.. In March 1996, the Trust acquired an 8.86% ownership interest in an aircraft leased to Reno Air, Inc. (the "Reno Aircraft"), pursuant to the reinvestment provisions of the Trust Agreement, at a cost of $1,239,741. To acquire its interest in the Reno Aircraft, the Trust obtained leveraging of $997,888 from a third-party lender and utilized cash of $241,853 from the sale of the United Aircraft. Additional cash proceeds of $565,359 were utilized during the nine months ended September 30, 1996 to acquire certain construction and mining and other equipment. In August 1997, the Trust acquired a 50.6% ownership interest in the SAS Aircraft, pursuant to the reinvestment provisions of the Trust Agreement, at a cost of $30,895,171. To acquire the interest in the SAS Aircraft, the Trust obtained leveraging of $25,654,667 from a third-party lender and utilized cash of $5,240,504. Various other equipment, having a cost of $7,992,512 was acquired in 1997 using cash of $1,695,923 and leveraging of $6,296,589.

                              AFG INVESTMENT TRUST C
                           NOTES TO FINANCIAL STATEMENTS

                                     (CONTINUED)

    During August 1997, the Trust and another EFG-sponsored investment program exchanged certain locomotives for a proportionate interest in certain other locomotives. The Trust's original locomotives had a cost and net book value of $4,819,218 and $3,151,503, respectively, and had associated indebtedness of $1,235,989 at the time of the exchange. The replacement locomotives were recorded at their estimated fair value of $4,574,485 and the Trust assumed associated debt of $3,120,127. The exchange resulted in the recognition of a net loss, for financial statement purposes, of $461,153.

    At September 30, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $59,469,686, representing approximately 52% of total equipment cost.

    At September 30, 1997, the cost and net book value of equipment held for sale or re-lease was approximately $636,000 and $116,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.

NOTE 5--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                           1997         1996
                                                           -----        ----

Reimbursement of offering costs....................  $    151,237    $     --
Equipment acquisition fees.........................     1,121,158      52,473
Equipment management fees..........................       505,854     622,979
Administrative charges.............................        62,148      15,750
Reimbursable operating expenses due to
  third parties....................................       424,838     263,931
                                                     ------------  ----------

      Total........................................  $  2,265,235  $  955,133
                                                     ------------  ----------
                                                     ------------  ----------

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1997, the Trust was owed $676,462 by EFG for such funds. These funds were remitted to the Trust in October 1997.

NOTE 6--NOTES PAYABLE

    Notes payable at September 30, 1997 consisted of installment notes of $45,801,266 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.1% and 14.46%, except for one note which bears a fluctuating interest rate based on LIBOR (5.66% at September 30, 1997) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations at the expiration of the primary lease terms related to the Reno Aircraft, certain rail equipment and the SAS Aircraft of $282,421, $2,867,081 and $22,704,268,

                              AFG INVESTMENT TRUST C
                           NOTES TO FINANCIAL STATEMENTS

                                     (CONTINUED)

respectively. In addition, the Managing Trustee expects to use a portion of the Trust's available cash to retire certain indebtedness. The carrying amount of notes payable approximates fair value at September 30, 1997.

    The annual maturities of the notes payable are as follows:


        For the year ending September 30, 1998        $8,793,276
                                          1999        26,277,885
                                          2000         5,119,456
                                          2001         1,730,036
                                          2002         1,745,058
                                    Thereafter         2,135,555
                                                     -----------
                                         Total       $45,801,266
                                                     -----------
                                                     -----------

NOTE 7--PROFIT AND LOSS ALLOCATION AND DISTRIBUTION OF DISTRIBUTABLE CASH

    Effective for the third quarter of 1997, the allocation of net income or loss, for financial statement purposes, and distributions of distributable cash are made to each Participant in accordance with the Trust Agreement, as Amended. (see Note 9).

NOTE 8--LEGAL PROCEEDINGS

    On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a request for Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Trust has not experienced any material losses as a result of this action.

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

                              AFG INVESTMENT TRUST C
                           NOTES TO FINANCIAL STATEMENTS

                                     (CONTINUED)

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

NOTE 9--ISSUANCE OF CLASS B INTERESTS

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

    As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash

                              AFG INVESTMENT TRUST C
                           NOTES TO FINANCIAL STATEMENTS

                                     (CONTINUED)

distribution of approximately $1.47 per Class A Beneficiary Interest to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution, aggregating $2,960,865 to the Class A Beneficiaries on August 15, 1997.

NOTE 10--OFFER TO REDEEM CLASS A INTERESTS

    On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $2,291,567 of the net proceeds realized from the offering of the Class B Interests to purchase 218,661 of the Class A Beneficiary Interests tendered as a result of the offer.

                                AFG Investment Trust C

                                      FORM 10-Q

                           PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and to successfully remarket the Trust's equipment upon the expiration of such leases.

Three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996:

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

Results of Operations

    For the three and nine months ended September 30, 1997, the Trust recognized lease revenue of $3,875,875 and $11,933,449, respectively, compared to $5,097,913 and $15,712,736 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 is attributable principally to the sale of the Trust's interest in a vessel (which generated approximately $362,134 of gross quarterly rents in 1996) to the lessee in December 1996 and primary lease term expirations. In the near-term, lease revenue is expected to increase, due to reinvestment of available proceeds in other equipment, including cash proceeds realized from the Trust's sale of its interest in a Boeing 747-SP aircraft leased to United Airlines, Inc. (the "United Aircraft") in February 1996, as discussed below and the net proceeds resulting from the Trust's sale of its interest in the vessel. Over time, the level of lease revenue will decline due to the expiration of the Trust's lease agreements.

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

    Interest income for the three and nine months ended September 30, 1997 was $321,611 and $730,878, respectively, compared to $88,422 and $97,115 for the same periods in 1996. Interest income was generated

                                AFG Investment Trust C

                                      FORM 10-Q

                           PART I.  FINANCIAL INFORMATION

from temporary investment of available cash in short-term money market instruments. Interest income was higher in the three and nine months ended September 30, 1997 than in the same periods in 1996 due to interest earned on sale proceeds associated with the aircraft and vessel, discussed above. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

    During August 1997, the Trust and another EFG-sponsored investment program exchanged certain locomotives for a proportionate interest in certain other locomotives. The Trust's original locomotives had a cost and net book value of $4,819,218 and $3,151,503, respectively, and had associated indebtedness of $1,235,989 at the time of the exchange. The replacement locomotives were recorded at their estimated fair value of $4,574,485 and the Trust assumed associated debt of $3,120,127. The exchange resulted in the recognition of a net loss, for financial statement purposes, of $461,156.

    On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., ("United"). The Trust recognized a net loss of $1,313,122 in connection with this transaction, of which $880,717 was recognized as Write-Down of Equipment in 1995. The remainder of $432,405 was recognized as a loss on sale of equipment on the accompanying Statement of Operations for the nine months ended September 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $4,048,779 from United for the aircraft. The Managing Trustee actively pursued the reinvestment of all such proceeds in other equipment during the third quarter of 1997 resulting in the acquisition of a 50.6% ownership interest in an aircraft (the "SAS Aircraft") at an aggregate cost to the Trust of $30,895,171. To acquire the interest in the SAS Aircraft, the Trust obtained long-term financing of $25,654,667 from a third party lender and utilized cash of $5,240,504. Reinvestment during 1996 included the acquisition of an 8.86% ownership interest in an aircraft (the "Reno Aircraft") at an aggregate cost to the Trust of $1,239,741. To acquire its interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and nine months ended September 30, 1996, the Trust sold other equipment having a net book value of $224,944 and $402,406, respectively, to existing lessees and third parties. These sales resulted in net losses for financial statement purposes, of $67,351 and $166,344, respectively.

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

    Depreciation and amortization expense for the three and nine months ended September 30, 1997 was $3,276,517 and $9,710,932, respectively, compared to $3,780,959 and $11,659,346 for the same periods in 1996.

                                AFG Investment Trust C

                                      FORM 10-Q

                           PART I.  FINANCIAL INFORMATION

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

    Interest expense was $284,830 and $886,502, or 7.3% and 7.4% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to $434,711 and $1,320,246, or 8.5% and 8.4% of lease revenue for the same periods in 1996. The Managing Trustee expects to use a portion of the Trust's available cash to retire indebtedness and will continue to reduce the balance of notes payable through the application of rent receipts to outstanding debt. Accordingly, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced.

    Management fees were 4.4% and 4.2% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 4% of lease revenue for each of the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as accounting, insurance and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 6.7% and 4.1% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 3.2% and 1.8% of lease revenue for of the same periods in 1996. The increase in operating expenses from 1996 to 1997 was due primarily to professional service costs incurred in connection with the Solicitation and Registration Statements described in Note 9 to the accompanying financial statements and an increase in administrative charges. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

    The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the nine months ended September 30, 1997, operating activities generated net cash inflows of $11,391,360, after reductions for equipment sale proceeds of $2,265,436 received in connection with the sale of the vessel and debt proceeds of $3,846,898 which relate to the leveraging of certain rail equipment in the Trust's portfolio. These sale and debt proceeds were due from EFG at December 31, 1996 and received by the Trust in January 1997. For the nine months ended September 30, 1996, the Trust generated net cash inflows from operating activities of $14,681,854. Over time, renewal, re-lease and equipment sale activities will cause the Trust's primary-term lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

    The Trust's equipment is leased by a number of creditworthy, investment-grade companies and, to date, the Trust has not experienced any material collection problems and has not considered it necessary to provide

                                AFG Investment Trust C

                                      FORM 10-Q

                           PART I.  FINANCIAL INFORMATION

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $38,887,683 and $1,805,100 during the nine months ended September 30, 1997 and 1996, respectively, to acquire equipment pursuant to the reinvestment provisions of the Trust Agreement. Acquisitions for the nine months ended September 30, 1997 include the SAS Aircraft discussed previously and an equipment basis adjustment of $1,884,139 related to the lease exchange described in Note 4 to the accompanying financial statements. During the nine months ended September 30, 1997, the Trust realized net sale proceeds of $778,820 compared to $4,284,841 (including the proceeds from the United sale) for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $31,951,256 and $8,581,221 in 1997 and 1996, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders (see Results of Operations). Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations is expected to increase as a result of leveraging obtained in connection with the acquisition of reinvestment equipment. In addition, the Managing Trustee expects to use a portion of the Trust's available cash to retire certain indebtedness. Thereafter, the amount of indebtedness will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has balloon payment obligations of $282,421, $2,867,081 and $22,704,268 at the expiration of the primary lease terms related to the Reno Aircraft, certain rail equipment and the SAS Aircraft, respectively.

    For financial reporting purposes, the Managing Trustee and the Special Beneficiary each has accumulated a capital deficit at September 30, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. For income tax purposes, income is allocated first to those Participants having negative tax capital account balances so
as to eliminate any such balances.   In accordance with the Trust Agreement,
upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement exists with respect to the Special Beneficiary. At December 31, 1996, the Managing Trustee had a positive tax capital account balance.

                                AFG Investment Trust C

                                      FORM 10-Q

                           PART I.  FINANCIAL INFORMATION

    At September 30, 1997, the Trust had aggregate future minimum lease payments of $29,435,878 from contractual lease agreements (see Note 3 to the financial statements), which will be used to amortize the principal balance of notes payable (see Note 6 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

    On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 3,024,740 Class B Interests at $5.00 per interest, thereby generating $15,123,700 in aggregate Class B capital contributions. Class A Beneficiaries purchased 5,520 Class B Interests, generating $27,600 of aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,019,220 Class B Interests, generating $15,096,100 of such aggregate capital contributions. The Trust incurred costs in the amount of $151,237 in connection with this offering.

    Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of a majority of all of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions.

    As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution of approximately $1.47 per Class A Beneficiary Interest, aggregating $2,960,865, to Class A Beneficiaries on August 15, 1997.

    On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $2,291,567 of the net proceeds realized from the offering of the Class B Interests to purchase 218,661 of the Class A Beneficiary Interests tendered as a result of the offer.

    Cash distributions paid to the Participants consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be

                                AFG Investment Trust C

                                      FORM 10-Q

                           PART I.  FINANCIAL INFORMATION

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

    It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Beneficiary Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Beneficiary Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Beneficiary Interest and expects that the Trust will be able to sustain this distribution rate throughout 1997. For the Class B Beneficiaries, the Managing Trustee established an annualized distribution of $0.66 per Class B Beneficiary Interest commencing in August 1997. The Managing Trustee expects to maintain this distribution throughout 1997. Future distributions, with respect to Class B Interests, will be subordinate to certain distributions to Class A Interests.

    The nature of the Trust's principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures. As this occurs, the Trust's cash flows will become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness and the Trust's future working capital and equipment requirements, in establishing future cash distribution rates. Ultimately, the Beneficiaries should expect that cash distribution rates will fluctuate over the long term as a result of future remarketing activities.

    Cash distributions to the Managing Trustee, the Special Beneficiary, and the Beneficiaries are declared and generally paid within fifteen days following the end of each month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $6,097,024. In accordance with the Trust Agreement, the Beneficiaries were allocated 90.75% of these distributions, or $5,533,049 ($5,127,669 to Class A Beneficiaries and $405,380 to Class B Beneficiaries); the Special Beneficiary was allocated 8.25% or $503,005; and the Managing Trustee was allocated 1%, or $60,970.

                                AFG Investment Trust C

                                      FORM 10-Q

                             PART II.  OTHER INFORMATION



    Item 1.             Legal Proceedings
                        Response: Refer to Note 8 to the financial statements herein.

    Item 2.             Changes in Securities
                        Response:

                        On July 18, 1997, the Trust issued 3,024,740 Class B Interests at $5.00 per interest, generating $15,123,700 in aggregate Class B capital contributions. Class A Beneficiaries purchased 5,520 Class B Interests, generating $27,600 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,019,220 Class B Interests, generating $15,096,100 of such aggregate capital contributions. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation. (See Note 9 to the accompanying financial statements.)

                        The Trust Agreement grants limited voting rights to the Class A Beneficiaries and Class B Beneficiaries. However, each Class A Beneficiary and Class B Beneficiary is entitled to cast one vote for each Interest owned by him or her. Equis II Corporation has voting control of the Trust through its ownership of its Class B Interests.

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

                                AFG Investment Trust C


                   By:  AFG ASIT Corporation, a Massachusetts
                        corporation and the Managing Trustee of
                        the Registrant.


                   By:  /s/ Michael J. Butterfield
                        -------------------------------------------
                        Michael J. Butterfield
                        Treasurer of AFG ASIT Corporation
                        (Duly Authorized Officer and
                        Principal Accounting Officer)


                 Date:  November 14, 1997
                        -------------------------------------------


                   By:  /s/ Gary M. Romano
                        -------------------------------------------
                        Gary M. Romano
                        Clerk of AFG ASIT Corporation
                        (Duly Authorized Officer and
                        Principal Financial Officer)


                 Date:  November 14, 1997
                        --------------------------------------------