Form 10-Q
period 1998-03-31
AFG INVESTMENT TRUST C
filed 1998-05-15
CIK 879496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                               --------------------------------------------

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to ______

                            _______________________

For Quarter Ended March 31, 1998                     Commission File No. 0-21444

                             AFG Investment Trust C
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    04-3157232
--------                                                    ----------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)

88 Broad Street, Boston, MA                                 02110
---------------------------                                 -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (617)854-5800
                                                   ---------------

(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                             AFG Investment Trust C

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION:

      Item 1. Financial Statements

            Statement of Financial Position
                at March 31, 1998 and December 31, 1997                        3

            Statement of Operations
                for the three months ended March 31, 1998 and 1997             4

            Statement of Cash Flows
                for the three months ended March 31, 1998 and 1997             5

            Notes to the Financial Statements                               6-12

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        13-18

PART II. OTHER INFORMATION:

      Items 1 - 6                                                             19

                             AFG Investment Trust C

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1998 and December 31, 1997

                                   (Unaudited)

                                                       March 31,        December 31,
                                                         1998               1997
                                                    -------------      -------------
ASSETS
------

Cash and cash equivalents                           $  12,330,457      $   8,843,640
Restricted cash                                         9,566,189          9,566,189
Rents receivable                                          441,146            819,736
Accounts receivable - affiliate                           771,554            904,426
Equipment at cost, net of accumulated depreciation
   of $48,775,793 and $50,635,609 at March 31,
   1998 and December 31, 1997, respectively            58,920,180         61,902,787
                                                    -------------      -------------
     Total assets                                   $  82,029,526      $  82,036,778
                                                    -------------      -------------
                                                    -------------      -------------

LIABILITIES AND PARTICIPANTS' CAPITAL
-------------------------------------

Notes payable                                       $  38,467,220      $  39,928,173
Accrued interest                                          365,223            240,434
Accrued liabilities                                        20,973             11,550
Accrued liabilities - affiliate                            64,154            118,703
Deferred rental income                                    183,377            126,942
Cash distributions payable to participants                451,804            451,804
                                                    -------------      -------------
     Total liabilities                                 39,552,751         40,877,606
                                                    -------------      -------------

Participants' capital (deficit):
   Managing Trustee                                        14,232           (123,674)
   Special Beneficiary                                    117,411         (1,000,794)
   Class A Beneficiary Interests (1,792,353
     Interests; initial purchase price of
     $25 each)                                         30,895,483         30,858,790
   Class B Beneficiary Interests (3,024,740
     Interests; initial purchase price of
     $5 each)                                          13,741,216         13,716,417
   Treasury Interests (218,661 Interests at Cost)      (2,291,567)        (2,291,567)
                                                    -------------      -------------
     Total participants' capital                       42,476,775         41,159,172
                                                    -------------      -------------
     Total liabilities and participants' capital    $  82,029,526      $  82,036,778
                                                    -------------      -------------
                                                    -------------      -------------

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                          1998             1997
                                                       ----------     ----------
Income:

   Lease revenue                                       $4,101,575     $3,994,410

   Interest income                                        264,078        197,831

   Gain on sale of equipment                            2,284,311         34,537
                                                       ----------     ----------

      Total income                                      6,649,964      4,226,778
                                                       ----------     ----------

Expenses:

   Depreciation and amortization                        2,847,877      3,265,846

   Interest expense                                       844,967        310,922

   Equipment management fees - affiliate                  176,223        169,391

   Operating expenses - affiliate                         107,894        129,264
                                                       ----------     ----------

      Total expenses                                    3,976,961      3,875,423
                                                       ----------     ----------

Net income                                             $2,673,003     $  351,355
                                                       ----------     ----------
                                                       ----------     ----------

Net income
    per Class A Beneficiary Interest                   $     0.43     $     0.16
                                                       ----------     ----------
                                                       ----------     ----------

    per Class B Beneficiary Interest                   $     0.17     $       --
                                                       ----------     ----------
                                                       ----------     ----------

Cash distributions declared
    per Class A Beneficiary Interest
                                                       $     0.41     $     0.41
                                                       ----------     ----------
                                                       ----------     ----------

    per Class B Beneficiary Interest                   $     0.16     $       --
                                                       ----------     ----------
                                                       ----------     ----------


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                                                                 1998                       1997
                                                                                             ------------              ------------

Cash flows from (used in) operating activities:
Net income                                                                                   $  2,673,003              $    351,355
Adjustments to reconcile net income to net cash
   from operating activities:
      Depreciation and amortization                                                             2,847,877                 3,265,846

      Gain on sale of equipment                                                                (2,284,311)                  (34,537)
Changes in assets and liabilities
   Decrease in:
      Rents receivable                                                                            378,590                   147,973
      Accounts receivable - affiliate                                                             132,872                 5,881,295
   Increase (decrease) in:
      Accrued interest                                                                            124,789                    67,028
      Accrued liabilities                                                                           9,423                    (5,235)
      Accrued liabilities - affiliate                                                             (54,549)                 (132,346)

      Deferred rental income                                                                       56,435                   122,353
                                                                                             ------------              ------------

         Net cash from operating activities                                                     3,884,129                 9,663,732
                                                                                             ------------              ------------

Cash flows from (used in) investing activities:
   Purchase of equipment                                                                               --                (1,054,800)
   Proceeds from equipment sales                                                                2,419,041                   162,066
                                                                                             ------------              ------------

         Net cash from (used in) investing activities                                           2,419,041                  (892,734)
                                                                                             ------------              ------------

Cash flows used in financing activities:
   Principal payments - notes payable                                                          (1,460,953)               (2,112,774)
   Distributions paid                                                                          (1,355,400)                 (907,448)

         Net cash used in financing activities                                                 (2,816,353)               (3,020,222)
                                                                                             ------------              ------------

Net increase in cash and cash equivalents                                                       3,486,817                 5,750,776

Cash and cash equivalents at beginning of period                                                8,843,640                10,634,493
                                                                                             ------------              ------------

Cash and cash equivalents at end of period                                                   $ 12,330,457              $ 16,385,269
                                                                                             ------------              ------------
                                                                                             ------------              ------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                                  $    720,178              $    243,894
                                                                                             ------------              ------------
                                                                                             ------------              ------------

                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                        Notes to the Financial Statements
                                 March 31, 1998

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1997 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1997 Annual Report.

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and results of operations for the three month periods ended March 31, 1998 and 1997 have been made and are reflected.

NOTE 2 - CASH

      At March 31, 1998, the Trust had $21,091,881 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $9,566,189 which represents net proceeds realized from the offering of the Class B Interests less the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests (see Note 9). These funds are reserved for future purchases of Class A Interests pursuant to the Trust Agreement and are classified as Restricted Cash on the Trust's Statement of Financial Position at March 31, 1998 and December 31, 1997.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future non-cancelable rental payments associated with the attendant lease agreements. Future minimum rents of $20,753,000 are due as follows:


       For the year ending March 31, 1999       $ 9,481,965
                                     2000         3,654,803
                                     2001         2,521,061
                                     2002         2,125,899
                                     2003         1,904,141
                               Thereafter         1,065,131
                                                -----------
                                    Total       $20,753,000
                                                -----------
                                                -----------

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Trust at March 31, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                         Remaining
                                         Lease Term            Equipment
     Equipment Type                       (Months)              at Cost
     --------------                       --------              -------
Aircraft                                    0-57             $47,400,169
Computers & peripherals                     0-21              10,914,878
Retail store fixtures                       0-18              10,348,100
Manufacturing                               9-65              10,328,381
Locomotives                                27-72               9,179,509
Construction & mining                       0-33               7,557,664
Materials handling                          0-59               7,493,210
Communications                               0-2               2,004,394
Research & test                              0-7               1,667,223
Furniture & fixtures                         5-7                 239,785
Trailers/intermodal containers                 1                 229,352
Tractors and heavy duty trucks                 0                 148,079
Photocopying                                 0-3                 118,652
Energy systems                                 0                  63,900
Medical                                        5                   2,206
Miscellaneous                                  6                     471
                                                             -----------

                            Total equipment cost             107,695,973

                        Accumulated depreciation             (48,775,793)
                                                             -----------

      Equipment, net of accumulated depreciation             $58,920,180
                                                             -----------
                                                             -----------

      At March 31, 1998, the Trust's equipment portfolio included equipment having a proportionate original cost of $59,469,631, representing approximately 55% of total equipment cost.

      At March 31, 1998, the cost and net book value of equipment held for sale or re-lease was approximately $9,525,000 and $5,475,000, respectively. This equipment includes the Trust's proportionate interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. with a cost and net book value of $7,333,098 and $5,127,708, respectively. The Managing Trustee is currently holding discussions with a potential lessee regarding the re-lease of this aircraft. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1998 and 1997, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                        1998              1997
                                                       --------         --------
Equipment acquisition fees                             $     --         $ 30,722
Equipment management fees                               176,223          169,391
Administrative charges                                   22,686           14,346
Reimbursable operating expenses
  due to third parties                                   85,208          114,918
                                                       --------         --------

                     Total                             $284,117         $329,377
                                                       --------         --------
                                                       --------         --------

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 1998, the Trust was owed $771,554 by EFG for such funds, and the interest thereon. These funds were remitted to the Trust in April 1998.

      Refer to Note 8 regarding the purchase of Class B Interests by an affiliate, Equis II Corporation and the change in ownership of the Managing Trustee.

NOTE 6 - NOTES PAYABLE

      Notes payable at March 31, 1998 consisted of installment notes of $38,467,220 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.1% and 14.46%, except for one note which bears a fluctuating interest rate based on LIBOR (5.63% at March 31, 1998) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $22,704,268, $2,867,081 and $282,421 at the expiration of the primary lease terms related to an aircraft leased to Scandinavian Airlines System, certain rail equipment and the aircraft leased to Reno Air, Inc., respectively. The carrying amount of notes payable approximates fair value at March 31, 1998.

      The annual maturities of the notes payable are as follows:


      For the year ending March 31, 1999           $   26,679,504
                                    2000               2,162,833
                                    2001               4,859,996
                                    2002               1,776,869
                                    2003               1,956,214
                              Thereafter               1,031,804
                                                       ---------

                                   Total             $38,467,220
                                                     -----------
                                                     -----------

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)

NOTE 7 - LEGAL PROCEEDINGS

      On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Trust (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the Managing Trustee, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

      The Plaintiffs have asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

      On March 9, 1998, counsel for the Defendants and the Plaintiffs entered into a Memorandum of Understanding setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Memorandum of Understanding represents a preliminary step towards a comprehensive Stipulation of Settlement between the parties that must be presented to and approved by the Court as a condition precedent to effecting a settlement. The Memorandum of Understanding (i) prescribes a number of conditions necessary to achieving a settlement, including providing the beneficiaries (or partners, as applicable) of the Nominal Defendants with the opportunity to vote on any settlement and (ii) contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants (see Note 10). To the extent that the parties agree upon a Stipulation of Settlement that is approved by the Court, the complete terms thereof will be communicated to all of the beneficiaries (or partners) of the Nominal Defendants to enable them to vote thereon.

      There can be no assurance that the parties will agree on a Stipulation of Settlement, or that it will be approved by the Court, or that the outcome of the voting by the beneficiaries (or partners) of the Nominal Defendants, including the Trust, will result in a settlement finally being effected or in the Trust being included in any such settlement. The Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a Stipulation of Settlement will be agreed upon by the parties and approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The Managing Trustee and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

      On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging further default under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)

favor of EFG on certain issues and in favor of National Steel on other issues. The Trust does not anticipate that it will experience any material losses as a result of this action.

NOTE 8 - ISSUANCE OF CLASS B INTERESTS

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

      Pursuant to the Trust Agreement, the adoption of the Amendment required the consent of the Beneficiaries holding more than 50% in the aggregate of the Class A Interests held by all Beneficiaries. A majority of the Class A Interests, representing 1,215,771 Interests or 60.5% of all Class A Interests, voted in favor of the Amendment; 174,315 Interests or 8.7% of all Class A Interests voted against the Amendment; and 49,787 Interests or 2.5% of all Class A Interests abstained. Approximately 72% of all Class A Interests participated in the vote. Accordingly, the Trust Agreement was amended.

      On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 3,024,740 Class B Interests at $5.00 per interest, thereby generating $15,123,700 in aggregate Class B capital contributions. Class A Beneficiaries purchased 5,520 Class B Interests, generating $27,600 of aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,019,220 Class B Interests, generating $15,096,100 of such aggregate capital contributions. The Trust incurred offering costs in the amount of $151,237 and professional service costs of $153,842 in connection with this offering.

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

      As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution of approximately $1.47 per Class A Interest to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution, aggregating $2,960,865 to the Class A Beneficiaries on August 15, 1997.

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)

NOTE 9 - REDEMPTION OF CLASS A INTERESTS

      On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $2,291,567 of the net proceeds realized from the issuance of the Class B Interests to purchase 218,661 of the Class A Interests tendered as a result of the offer. The Tender Documents described, among other things, the terms of the offer and the purchase price per Class A Interest being offered by the Trust. The Trust intends to purchase additional outstanding Class A Interests through future offers to purchase during the Initial Redemption Period (two years following the close of the Class B offering which occurred on July 17,1997). These purchases will be funded by the net proceeds realized from the issuance of the Class B Interests less the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests to date. These funds are classified as Restricted Cash on the Trust's Statement of Financial Position at March 31, 1998 and December 31, 1997 (see also Note 10).

NOTE 10 - SUBSEQUENT EVENT

      On May 5, 1998, the Trust filed a definitive Solicitation Statement with the United States Securities and Exchange Commission in connection with the solicitation by the Trust of the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Second Amended and Restated Declaration of Trust (the "Trust Agreement"). The Solicitation Statement and Consent of Beneficiary were mailed to all of the Beneficiaries of the Trust on May 6, 1998. The Beneficiaries were requested to use the Consent of Beneficiary to vote on several proposals and return their votes on or before June 5, 1998.

      Subject to attaining a settlement in the Class Action Lawsuit described in
Note 7 herein, the Amendment, if approved, would modify the Trust Agreement in the following principal respects: (i) the Trust would pay a Special Cash Distribution to the Class A Beneficiaries of record as of September 1, 1997, or to their successors or assigns, totaling $1,513,639 (or approximately $0.75 per Class A Interest) using a portion of the Class B capital contributions that otherwise would be distributed as a Class B Capital Distribution to Equis II Corporation, (see Note 8) the parent company of the Managing Trustee and an affiliate of EFG; (ii) Equis II Corporation will be required to reduce its prospective Class B Capital Distributions by $3,405,688 and treat such amount as a long-term equity investment in the Trust; (iii) certain voting restrictions will be placed upon the Class B Interests owned by Equis II Corporation; (iv) the Trust's reinvestment period, which originally expired on September 2, 1997, will be reinstated until December 31, 2002; and (v) acquisition fees paid to EFG in connection with reinvestment assets acquired after the Amendment date will be reduced from a maximum of 3% to 1% and management fees earned in connection with such assets will be reduced from a maximum of 5% to 2%.

      The proposed Amendment also provides for other modifications to the Trust Agreement which are not contingent upon reaching a settlement in the Class Action Lawsuit, principally as follows: (i) the Trust's stated investment policies and objectives will be broadened to permit the Trust to invest in assets other than leased equipment, and (ii) the Trust's financing provisions will be modified to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures, thereby enabling the Trust to secure financing at interest rates that, generally, would be lower than under current borrowing arrangements.

      The Solicitation Statement contains additional information concerning the proposed Amendment and associated risk factors. The Amendment will be adopted or rejected based upon the majority of the Class A Interests actually voted (including 9,210 Class A Interests owned by an affiliate of EFG). Accordingly, the Amendment will be adopted no matter how few Class A Interests are actually voted, provided a majority of those

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)

Interests are voted in favor of the Amendment. Although Equis II Corporation has voting control of the Trust, it will vote its Class B Interests in the same proportion in which the majority of the Class A Interests are voted.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report of AFG Investment Trust C (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements, and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") to collect all rents due under the attendant lease agreements and to successfully remarket the Trust's equipment, upon the expiration of such leases.

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. EFG's computer programs were designed and written using four digits to define the applicable year. As a result, EFG does not anticipate system failure or miscalculations causing disruptions of operations. Based on recent assessments, EFG determined that minimal modification of software is required so that its network operating system will function properly with respect to dates in the year 2000 and thereafter. EFG believes that with these modifications to the existing operating system, the Year 2000 Issue will not pose significant operational problems for its computer systems. EFG will utilize internal resources to upgrade software for Year 2000 modifications and anticipates completing the Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating system. The total cost of the Year 2000 project is expected to be insignificant and have no effect on the results of operations of the Trust.

Three months ended March 31, 1998 compared to the three months ended March 31, 1997:

Overview

      As an equipment leasing trust, the Trust was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will fluctuate. Presently, the Trust is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the future business operations of the Trust. See Note 7 to the accompanying financial statements. The Trust's operations commenced in 1992.

Results of Operations

      For the three months ended March 31, 1998, the Trust recognized lease revenue of $4,101,575 compared to $3,994,410 for the same period in 1997. The increase in lease revenue from 1997 to 1998 is attributable to the acquisition of additional equipment in 1997 pursuant to the reinvestment provisions of the Amended and Restated Declaration of Trust (the "Trust Agreement"). The period during which the Trust could reinvest Cash from Sales or Refinancings in additional equipment expired on September 2, 1997. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements. The future level of lease revenue to be recognized by the Trust may be impacted by the proposed amendment to the Trust Agreement as described in
Note 10 to the accompanying financial statements.

      The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

      Interest income for the three months ended March 31, 1998 was $264,078 compared to $197,831 for the same period in 1997. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1998 included interest earned on unexpended proceeds resulting from the issuance of Class B Interests. Future interest income will fluctuate in relation to prevailing interest rates, the collection of lease revenue and the proceeds from equipment sales.

      During the three months ended March 31, 1998, the Trust sold equipment having a net book value of $134,730 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $2,284,311 compared to a net gain of $34,537 on equipment having a net book value of $127,529 for the same period in 1997.

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

      Depreciation and amortization expense was $2,847,877 and $3,265,846 for the three months ended March 31, 1998 and 1997, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $844,967 for the three months ended March 31, 1998 compared to $310,922 for the same period in 1997. Interest expense increased from 1997 to 1998 due to additional leveraging obtained to finance the acquisition of reinvestment equipment during 1997. In the future, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

      Management fees were 4.3% and 4.2% of lease revenue for the three months ended March 31, 1998 and 1997, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

      Operating expenses consist principally of administrative charges, professional service costs, such as audit, insurance and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented approximately 2.6% and 3.2% of lease revenue for the three months ended March 31, 1998 and 1997, respectively. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

      The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the three months ended March 31, 1998, operating activities generated net cash inflows of $3,884,129 compared to $3,551,398 for the same period in 1997, after reductions in 1997 for equipment sale proceeds of $2,265,436 received in connection with the sale of a vessel and debt proceeds of $3,846,898 which relate to the leveraging of certain rail equipment in the Trust's portfolio. These sale and debt proceeds were due from EFG at December 31, 1996. In the future, operating activities are expected to decrease due to the renewal, re-lease and equipment sale activities which will cause the Trust's primary-term lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

      Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $1,054,800 during the three months ended March 31, 1997 to acquire equipment pursuant to the reinvestment provisions of the Trust Agreement. There were no equipment acquisitions during the corresponding period in 1998. During the three months ended March 31, 1998, the Trust realized net sale proceeds of $2,419,041 compared to $162,066 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

      The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations is scheduled to increase as a result of leveraging obtained in connection with the acquisition of reinvestment equipment. Thereafter, the amount will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has balloon payment obligations of $22,704,268, $2,867,081 and $282,421 at the expiration of the primary lease terms related to an aircraft leased to Scandinavian Airlines System ("SAS"), certain rail equipment and the aircraft leased to Reno Air, Inc., respectively. SAS has the option to renew the attendant lease agreement for two one-year periods at the expiration of the primary lease term on December 29, 1998. The repayment of the associated indebtedness will be partly dependent on whether SAS decides to renew such leases or the outcome of alternative remarketing efforts, in the event SAS chooses not to do so.

      In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1997, the Managing Trustee had a negative tax capital account balance of $4,832.

      At March 31, 1998, the Trust had aggregate future minimum lease payments of $20,753,000 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $38,467,220 (see Note 6 to the financial statements and discussion above). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

      On July 18, 1997, the Trust issued 3,024,740 Class B Interests at $5.00 per interest, thereby generating $15,123,700 in aggregate Class B capital contributions. Class A Beneficiaries purchased 5,520 Class B Interests, generating $27,600 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 3,019,220 Class B Interests, generating $15,096,100 of such aggregate capital contributions. The Trust incurred offering costs in the amount of $151,237 and professional service costs of $153,842 in connection with this offering. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions (see also Note 8 to the accompanying financial statements).

      As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution of approximately $1.47 per Class A Interest to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution, aggregating $2,960,865, to Class A Beneficiaries on August 15, 1997.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

      On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust. On October 10, 1997, the Trust used $2,291,567 of the net proceeds realized from the issuance of the Class B Interests to purchase 218,661 of the Class A Interests tendered as a result of the offer. The Trust intends to purchase additional Class A Interests through future offers to purchase during the Initial Redemption Period (two years following the close of the Class B offering which occurred on July 17,1997). These purchases will be funded by the remaining net proceeds of $9,566,189 realized from the issuance of the Class B Interests which are classified as Restricted Cash on the Trust's Statement of Financial Position (see also Notes 9 and 10 to the accompanying financial statements).

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

      It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Interest and has sustained this distribution rate through the first quarter of 1998. For the Class B Beneficiaries, the Managing Trustee established and paid, from the Trust, an annualized distribution of $0.66 per Class B Interest commencing July 18, 1997. Future distributions, with respect to Class B Interests, will be subordinate to certain distributions with respect to Class A Interests.

      Cash distributions to the Managing Trustee, the Special Beneficiary, and the Beneficiaries are declared and generally paid within fifteen days following the end of each month. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1998, the Trust declared total cash distributions of $1,355,400. The Beneficiaries were allocated $1,230,026 ($733,969 for Class A Beneficiaries and $496,057 for Class B Beneficiaries); the Special Beneficiary was allocated $111,820; and the Managing Trustee was allocated $13,554.

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

                             AFG Investment Trust C

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

      Item 1.              Legal Proceedings
                           Response:

                           Refer to Note 7 to the financial statements herein

      Item 2.              Changes in Securities
                           Response: None

      Item 3.              Defaults upon Senior Securities
                           Response: None

      Item 4.              Submission of Matters to a Vote of Security Holders
                           Response:

                           On May 5, 1998, the Trust filed a definitive
                           Solicitation Statement with the United States Securities and Exchange Commission in connection with the solicitation by the Trust of the consent of the Beneficiaries to a proposed amendment to the Second Amended and Restated Declaration of Trust. The Solicitation Statement and accompanying Consent of Beneficiary were mailed to all of the Beneficiaries of the Trust on May 6, 1998. Refer to Note 10 to the financial statements herein.

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

                             AFG Investment Trust C


                      By:  AFG ASIT Corporation, a Massachusetts
                           corporation and the Managing Trustee of
                           the Registrant.


                      By:  /s/ Michael J. Butterfield
                           --------------------------
                           Michael J. Butterfield
                           Treasurer of AFG ASIT Corporation
                           (Duly Authorized Officer and
                           Principal Accounting Officer)


                      Date: May 15, 1998
                            --------------------------


                      By:  /s/ Gary M. Romano
                           ---------------------------
                           Gary M. Romano
                           Clerk of AFG ASIT Corporation
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                      Date: May 15, 1998
                            --------------------------