Form 10-Q
period 1998-06-30
AFG INVESTMENT TRUST C
filed 1998-08-14
CIK 879496

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                               ------------------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------------------

                                   ----------


For Quarter Ended June 30, 1998                     Commission File No. 0-21444


                             AFG Investment Trust C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          04-3157232
  -------------------------------                         -------------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)

       88 Broad Street, Boston, MA                               02110
  ---------------------------------------                    -------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ----------------------------

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______

                             AFG Investment Trust C

                                   FORM 10-Q

                                     INDEX


                                                                           Page
                                                                           ----
PART I.       FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1998 and December 31, 1997                               3

      Statement of Operations
        for the three and six months ended June 30, 1998 and 1997            4

      Statement of Cash Flows
        for the six months ended June 30, 1998 and 1997                      5

      Notes to the Financial Statements                                   6-14


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        15-20


PART II. OTHER INFORMATION:

      Items 1 - 6                                                           21

                             AFG Investment Trust C
                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1998 and December 31, 1997

                                  (Undaudited)


                                                            June 30,      December 31,
                                                             1998             1997
                                                         ------------     ------------
ASSETS

Cash and cash equivalents                                $ 13,544,880     $  8,843,640
Restricted cash                                             9,519,389        9,566,189
Rents receivable                                              752,369          819,736
Accounts receivable - affiliate                             1,359,126          904,426
Equipment at cost, net of accumulated depreciation
  of $49,097,373 and $50,635,609 at June 30, 1998
  and December 31, 1997, respectively                      55,296,232       61,902,787
                                                         ------------     ------------
    Total assets                                         $ 80,471,996     $ 82,036,778
                                                         ------------     ------------
                                                         ------------     ------------

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                            $ 37,658,473     $ 39,928,173
Accrued interest                                              609,033          240,434
Accrued liabilities                                           138,570           11,550
Accrued liabilities - affiliate                                24,247          118,703
Deferred rental income                                        224,829          126,942
Cash distributions payable to participants                    449,675          451,804
                                                         ------------     ------------
  Total liabilities                                        39,104,827       40,877,606
                                                         ------------     ------------
Participants' capital (deficit):
  Managing Trustee                                              3,583         (123,674)
  Special Beneficiary                                          29,553       (1,000,794)
  Class A Beneficiary Interests (1,787,153 Interests;
    initial purchase price of $25 each)                   30,320,750        30,858,790
  Class B Beneficiary Interests (3,024,740 Interests;
    initial purchase price of $5 each)                    13,351,650       (13,716,417)
  Treasury Interests (223,861 Interests at Cost)          (2,338,367)       (2,291,567)
                                                         ------------     ------------
    Total participants' capital                            41,367,169       41,159,172
                                                         ------------     ------------
    Total liabilities and participants' capital          $ 80,471,996     $ 82,036,778
                                                         ------------     ------------
                                                         ------------     ------------



                     The accompanying notes are an integral
                      part of these financial statements.

                             AFG Investment Trust C
                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1998 and 1997

                                  (Unaudited)


                                            Three Months                    Six Months
                                            Ended June 30,                 Ended June 30,
                                         1998            1997           1998           1997
                                      -----------     -----------    -----------    -----------
Income:

  Lease revenue                       $ 4,077,757     $ 4,063,164    $ 8,179,332    $ 8,057,574
  Interest income                         295,366         211,436        559,444        409,267
  Gain (loss) on sale of equipment       (218,327)        175,766      2,065,984        210,303
                                      -----------     -----------    -----------    -----------
  Total income                          4,154,796       4,450,366     10,804,760      8,677,144
                                      -----------     -----------    -----------    -----------
Expenses:

  Depreciation and amortization         2,693,747       3,168,569      5,541,624      6,434,415
  Interest expense                        774,591         290,750      1,619,558        601,672
  Equipment management fees
  -- affiliate                            176,100         167,750        352,323        337,141
  Operating expenses - affiliate          219,893          99,230        327,787        228,494

  Total expenses                        3,864,331       3,726,299      7,841,292      7,601,722

Net income                            $   290,465     $   724,067    $ 2,963,468    $ 1,075,422
                                      -----------     -----------    -----------    -----------
                                      -----------     -----------    -----------    -----------
Net income
  per Class A Beneficiary Interest    $      0.09     $      0.33    $      0.52    $      0.49
                                      -----------     -----------    -----------    -----------
                                      -----------     -----------    -----------    -----------
  per Class B Beneficiary Interest    $      0.04     $      --      $      0.21    $      --
                                      -----------     -----------    -----------    -----------
                                      -----------     -----------    -----------    -----------
Cash distributions declared
  per Class A Beneficiary Interest    $      0.41     $      0.41    $      0.82    $      0.82
                                      -----------     -----------    -----------    -----------
                                      -----------     -----------    -----------    -----------
  per Class B Beneficiary Interest    $      0.16     $      --      $      0.33    $      --
                                      -----------     -----------    -----------    -----------
                                      -----------     -----------    -----------    -----------



                     The accompanying notes are an integral
                      part of these financial statements.

                             AFG Investment Trust C
                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                                 1998              1997
                                                             ------------     ------------
Cash flows from (used in) operating activities:
Net income                                                   $  2,963,468     $  1,075,422
Adjustments to reconcile net income to net cash
  from operating activities:
  Depreciation and amortization                                 5,541,624        6,434,415
  Gain on sale of equipment                                    (2,065,984)        (210,303)
Changes in assets and liabilities Decrease (increase) in:
  rents receivable                                                 67,367         (609,442)
  accounts receivable - affiliate                                (454,700)       5,823,058
  Increase (decrease) in:
  accrued interest                                                368,599          124,109
  accrued liabilities                                             127,020           (8,985)
  accrued liabilities - affiliate                                 (94,456)        (171,799)
  deferred rental income                                           97,887           94,988
                                                             ------------     ------------
  Net cash from operating activities                            6,550,825       12,551,463
                                                             ------------     ------------
Cash flows from (used in) investing activities:
  Purchase of equipment                                              --         (1,142,548)
  Proceeds from equipment sales                                 3,130,915          690,689
                                                             ------------     ------------
  Net cash from (used in) investing activities                  3,130,915         (451,859)
                                                             ------------     ------------
Cash flows used in financing activities:

  Principal payments - notes payable                           (2,269,700)      (3,243,987)
  Distributions paid                                           (2,710,800)      (1,814,899)
                                                             ------------     ------------
  Net cash used in financing activities                        (4,980,500)      (5,058,886)
                                                             ------------     ------------
Net increase in cash and cash equivalents                       4,701,240        7,040,718
Cash and cash equivalents at beginning of period                8,843,640       10,634,493
                                                             ------------     ------------
    Cash and cash equivalents at end of period               $ 13,544,880     $ 17,675,211
                                                             ------------     ------------
                                                             ------------     ------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                 $  1,250,959     $    477,563
                                                             ------------     ------------
                                                             ------------     ------------


                     The accompanying notes are an integral
                      part of these financial statements.

                             AFG Investment Trust C
                       Notes to the Financial Statements
                                 June 30, 1998

                                  (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six months ended June 30, 1998 and 1997 have been made and are reflected.


NOTE 2 -- CASH

     At June 30, 1998, the Trust had $22,951,483 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $9,519,389 which is classified as Restricted Cash and represents the remaining net proceeds realized from the offering of the Class B Interests less the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests (see Notes 8 and 9). A portion of these funds will be used to pay a Class B Capital Distribution (see Note 11). The remainder is expected to be used according to terms negotiated in conjunction with settling the Class Action Lawsuit described in Note 7.


NOTE 3 -- REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future non-cancelable rental payments associated with the attendant lease agreements. Future minimum rents of $18,694,645 are due as follows:


     For the year ending June 30, 1999             $     8,204,886
                                  2000                   3,490,205
                                  2001                   2,440,726
                                  2002                   2,076,704
                                  2003                   1,850,540
                            Thereafter                     631,584
                                                   ---------------
                                 Total             $    18,694,645
                                                   ---------------
                                                   ---------------


                             AFG Investment Trust C
                       Notes to the Financial Statements
                                 June 30, 1998

                                  (Continued)


NOTE 4 -- EQUIPMENT

     The following is a summary of equipment owned by the Trust at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                             Remaining
                                                             Lease Term     Equipment
          Equipment Type                                      (Months)       at Cost
-------------------------------                               --------   -------------
Aircraft                                                        0-54     $  47,400,169
Computers & peripherals                                         0-18        10,730,507
Manufacturing                                                   6-62        10,328,381
Locomotives                                                    24-69         9,179,509
Construction & mining                                              0         7,557,664
Materials handling                                                 6         7,459,961
Retail store fixtures                                           0-15         7,424,973
Communications                                                    12         2,004,394
Research & test                                                    4         1,667,223
Furniture & fixtures                                               2           203,261
Tractors and heavy duty trucks                                     0           148,079
Photocopying                                                       0           118,652
Trailers/intermodal containers                                     0           104,255
Energy systems                                                     0            63,900
Medical                                                            2             2,206
Miscellaneous                                                      3               471
                                                                         -------------

                               Total equipment cost                        104,393,605

                           Accumulated depreciation                        (49,097,373)
                                                                         -------------
         Equipment, net of accumulated depreciation                      $  55,296,232
                                                                         -------------
                                                                         -------------

     At June 30, 1998, the Trust's equipment portfolio included equipment having a proportionate original cost of $56,546,502, representing approximately 54% of total equipment cost.

     At June 30, 1998, the cost and net book value of equipment held for sale or re-lease was approximately $9,198,000 and $4,981,000, respectively. This equipment includes the Trust's proportionate interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. with a cost and net book value of $7,333,098 and $4,692,000, respectively. The Managing Trustee is currently holding discussions with a potential lessee regarding the re-lease of this aircraft. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

                             AFG Investment Trust C
                       Notes to the Financial Statements
                                 June 30, 1998

                                  (Continued)


NOTE 5 -- RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1998 and 1997, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                           1998        1997
                                         --------    --------
Equipment acquisition fees               $   --      $ 33,278
Equipment management fees                 352,323     337,141
Administrative charges                     45,372      39,462
Reimbursable operating expenses
     due to third parties                 282,415     189,032
                                         --------    --------
                          Total          $680,110    $598,913
                                         --------    --------
                                         --------    --------

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1998, the Trust was owed $1,359,126 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1998.

     Refer to Note 8 regarding the purchase of Class B Interests by an affiliate, Equis II Corporation and a change in ownership of the Managing Trustee.


NOTE 6 -- NOTES PAYABLE

     Notes payable at June 30, 1998 consisted of installment notes of $37,658,473 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.1% and 14.46%, except for one note which bears a fluctuating interest rate based on LIBOR (5.66% at June 30, 1998) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $22,704,268, $2,867,081 and $282,421 at the expiration of the primary lease terms related to an aircraft leased to Scandinavian Airlines System, certain rail equipment and its interest in an aircraft leased to Reno Air, Inc., respectively. The carrying amount of notes payable approximates fair value at June 30, 1998.

     The annual maturities of the notes payable are as follows:

     For the year ending June 30, 1999          $   26,342,101
                                  2000               2,149,186
                                  2001               4,837,363
                                  2002               1,761,108
                                  2003               1,953,486
                            Thereafter                 615,229

                                 Total          $   37,658,473
                                                --------------
                                                --------------


                             AFG Investment Trust C
                       Notes to the Financial Statements
                                 June 30, 1998

                                  (Continued)


NOTE 7 -- LEGAL PROCEEDINGS

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. Further, the Stipulation of Settlement prescribes certain conditions necessary to effecting a settlement and contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants (see Note 10). To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the beneficiaries (or partners) of the Nominal Defendants.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court. However, the Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The Managing Trustee and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

     On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG filed an Amended and Supplemental Complaint alleging further default under the MLA and EFG filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December

                             AFG Investment Trust C
                       Notes to the Financial Statements
                                 June 30, 1998

                                  (Continued)


1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The parties have since resumed settlement discussions. The Trust does not anticipate that it will experience any material losses as a result of this action.


NOTE 8 -- ISSUANCE OF CLASS B INTERESTS

     On October 26, 1996, the Trust filed a Solicitation Statement with the United States Securities and Exchange Commission (the "SEC") which subsequently was sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement sought the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement") which would (i) amend the provisions of the Trust Agreement governing the redemption of Beneficiary Interests to permit the Trust to offer to redeem outstanding Beneficiary Interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee might determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee might affix. The funds obtained through the issuance of such a security were intended to be used by the Trust to (a) expand redemption opportunities for Beneficiaries without using Trust funds which might otherwise be available for cash distributions; and (b) make a special one-time cash distribution to the Beneficiaries.

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

                             AFG Investment Trust C
                       Notes to the Financial Statements
                                 June 30, 1998

                                  (Continued)


NOTE 9 -- REDEMPTION OF CLASS A INTERESTS

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $2,291,567 of the net proceeds realized from the issuance of the Class B Interests to purchase 218,661 of the Class A Interests tendered as a result of the offer. The Tender Documents described, among other things, the terms of the offer and the purchase price per Class A Interest being offered by the Trust. On April 28, 1998, the Trust used an additional $46,800 of such proceeds to purchase 5,200 of the remaining Class A Interests.


NOTE 10 -- SOLICITATION STATEMENT

     On May 5, 1998, the Trust filed a definitive Solicitation Statement with the United States Securities and Exchange Commission in connection with the solicitation by the Trust of the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Second Amended and Restated Declaration of Trust (the "Trust Agreement"). The Solicitation Statement and Consent of Beneficiary were mailed to all of the Beneficiaries of the Trust on May 6, 1998. The Beneficiaries were requested to use the Consent of Beneficiary to vote on seven proposals and return their votes on or before June 5, 1998. Equis II Corporation, which has voting control of the Trust, agreed to vote all of its Class B Interests in the same manner in which the majority of the Class A Interests were actually voted. Accordingly, the Amendment would be adopted or rejected based upon the voting results of the majority of Class A Interests that were actually voted (including 9,210 Class A Interests owned by affiliates of EFG), regardless of how few Class A Interests were actually voted.

     The results of the voting are presented herein and reflect that a majority of Class A Interests were voted in favor of each of the proposals. Therefore, the Trust Agreement will be amended to (i) broaden the Trust's stated investment policies and objectives and permit the Trust to invest in assets other than leased equipment and (ii) modify the Trust's financing provisions to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures.

     In addition, subject to attaining a settlement in the Class Action Lawsuit described in Note 7 herein, the Trust Agreement will be modified in the following principal respects: (i) the Trust will pay a Special Cash Distribution to the Class A Beneficiaries of record as of September 1, 1997, or to their successors or assigns, totaling $1,513,639 (or approximately $0.75 per Class A Beneficiary Interest) using a portion of the Class B capital contributions that otherwise would be distributed as a Class B Capital Distribution to Equis II Corporation, the parent company of the Managing Trustee and an affiliate of EFG;
(ii) Equis II Corporation will be required to reduce its prospective Class B Capital Distributions by $3,405,688 and treat such amount as a long-term equity investment in the Trust; (iii) certain voting restrictions will be placed upon the Class B Interests owned by Equis II Corporation; (iv) the Trust's reinvestment period, which originally expired on September 2, 1997, will be reinstated until December 31, 2002; and (v) acquisition fees paid to EFG in connection with reinvestment assets acquired after the Amendment date will be reduced from a maximum of 3% to 1% and management fees earned in connection with such assets will be reduced from a maximum of 5% to 2%.

     The voting results submitted by the Beneficiaries on the Consent of Beneficiary forms returned to the Managing Trustee in connection with the Solicitation Statement are summarized below:

                             AFG Investment Trust C
                       Notes to the Financial Statements
                                 June 30, 1998

                                  (Continued)


Proposal 1. Subject to attaining a settlement in the Class Action Lawsuit, provide for a special cash distribution to Class A Beneficiaries.


                                        Class A Interests  Class B Interests
Total Interests of record                       1,792,353         3,024,740
Total votes returned                              777,118         3,021,172
Percentage returned                                  43.4%             99.9%
Votes in favor                                    701,884         3,021,172
Percentage (of total returned) in favor              90.3%              100%
Votes against                                      55,460                0
Percentage (of total returned) against                7.1%               0
Votes abstaining                                   19,774                0
Percentage (of total returned) abstaining             2.6%               0

Proposal 2. Subject to attaining a settlement in the Class Action Lawsuit, provide for an additional commitment of funds to the Trust by Equis II Corporation.


                                        Class A Interests  Class B Interests
Total Interests of record                       1,792,353         3,024,740
Total votes returned                              777,118         3,021,172
Percentage returned                                  43.4%             99.9%
Votes in favor                                    692,734         3,021,172
Percentage (of total returned) in favor              89.2%              100%
Votes against                                      57,010                0
Percentage (of total returned) against                7.3%               0
Votes abstaining                                   27,374                0
Percentage (of total returned) abstaining             3.5%               0

Proposal 3. Permit the Trust to acquire property in addition to equipment.


                                        Class A Interests  Class B Interests
Total Interests of record                       1,792,353         3,024,740
Total votes returned                              777,118         3,021,172
Percentage returned                                  43.4%             99.9%
Votes in favor                                    667,243         3,020,372
Percentage (of total returned) in favor              85.9%             99.9%
Votes against                                      89,741               800
Percentage (of total returned) against               11.5%              0.1%
Votes abstaining                                   20,134                 0
Percentage (of total returned) abstaining             2.6%                0


                             AFG Investment Trust C
                       Notes to the Financial Statements
                                 June 30, 1998

                                  (Continued)


 Proposal 4.  Extend the Trust's reinvestment period.


                                        Class A Interests  Class B Interests

Total Interests of record                       1,792,353         3,024,740
Total votes returned                              777,118         3,021,172
Percentage returned                                  43.4%             99.9%
Votes in favor                                    642,353         3,020,372
Percentage (of total returned) in favor              82.7%             99.9%
Votes against                                     104,351               800
Percentage (of total returned) against               13.4%              0.1%
Votes abstaining                                   30,414                 0
Percentage (of total returned) abstaining             3.9%                0


Proposal 5. Modify certain fees payable to the Managing Trustee and EFG.


                                        Class A Interests  Class B Interests

Total Interests of record                       1,792,353         3,024,740
Total votes returned                              777,118         3,021,172
Percentage returned                                  43.4%             99.9%
Votes in favor                                    668,233         3,020,372
Percentage (of total returned) in favor              85.9%             99.9%
Votes against                                      75,835               800
Percentage (of total returned) against                9.8%              0.1%
Votes abstaining                                   33,050                 0
Percentage (of total returned) abstaining             4.3%                0



Proposal 6. Subject to attaining a settlement in the Class Action Lawsuit, impose voting restrictions on Class B Interests.


                                        Class A Interests  Class B Interests
Total Interests of record                       1,792,353         3,024,740
Total votes returned                              777,118         3,021,172
Percentage returned                                  43.4%             99.9%
Votes in favor                                    679,154         3,021,172
Percentage (of total returned) in favor              87.4%              100%
Votes against                                      67,910                 0
Percentage (of total returned) against                8.7%                0
Votes abstaining                                   30,054                 0
Percentage (of total returned) abstaining             3.9%                0


                             AFG Investment Trust C
                       Notes to the Financial Statements
                                 June 30, 1998

                                  (Continued)


Proposal 7. Remove the current limitations on the amount and terms of the debt the Trust may incur and modify the requirements with respect to joint ventures.


                                        Class A Interests  Class B Interests
Total Interests of record                       1,792,353         3,024,740
Total votes returned                              777,118         3,021,172
Percentage returned                                  43.4%             99.9%
Votes in favor                                    637,343         3,019,772
Percentage (of total returned) in favor              82.0%             99.9%
Votes against                                     104,505               800
Percentage (of total returned) against               13.5%              0.1%
Votes abstaining                                   35,270               600
Percentage (of total returned) abstaining             4.5%              0.0%



NOTE 11 - SUBSEQUENT EVENT

     The Managing Trustee and certain of its affiliates were named as defendants in the Class Action Lawsuit discussed in Note 7 herein. In connection with this litigation and subject to a settlement being effected, the Managing Trustee has agreed to adopt certain modifications to the Trust Agreement as described in the Solicitation Statement referred to in Note 10 herein. One aspect of the proposed settlement would result in using of a portion of Equis II Corporation's Class B Capital Contribution to the Trust to (i) pay a second special cash distribution to Class A Beneficiaries totaling $1,513,639, approximately $.75 per Class A Interest, and (ii) invest $3,405,688 in the Trust's long-term business activities. The remainder of the Class B Capital Contributions (not otherwise used to repurchase Class A Interests in the Tender Offer closed on October 10, 1997 or to pay for offering and related costs associated with the Class B Interests or to pay the first special cash distribution), $4,646,862 in total, was returned to Equis II Corporation and the other third party Class B capital contributors on July 6, 1998.

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

Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

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


Results of Operations

     For the three and six months ended June 30, 1998, the Trust recognized lease revenue of $4,077,757 and $8,179,332, respectively, compared to $4,063,164 and $8,057,574 for the same periods in 1997. The increase in lease revenue from 1997 to 1998 is attributable to the acquisition of additional equipment in 1997 pursuant to the reinvestment provisions of the Amended and Restated Declaration of Trust (the "Trust Agreement"). The level of lease revenue to be recognized by the Trust in the future is expected to be impacted by the Amendment to the Trust Agreement described in Note 8 to the accompanying financial statements; however the extent of such impact cannot be determined at this time. Over the long term, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements.

                             AFG Investment Trust C

                                    FORM 10-Q

                         PART I. FINANCIAL INFORMATION


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

     Interest income for the three and six months ended June 30, 1998 was $295,366 and $559,444, respectively, compared to $211,436 and $409,267 for the same periods in 1997. Interest income was generated from temporary investments of available cash in short-term money market instruments. Interest income in 1998 includes interest earned on unexpended proceeds from the issuance of Class B Interests (see below). The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

     During the three and six months ended June 30, 1998, the Trust sold equipment having a net book value of $930,201 and $1,064,931, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $218,327 for the three months ended June 30, 1998 and a net gain, for financial statement purposes, of $2,065,984, for the six months ended June 30, 1998, compared to a net gain of $175,766 and $210,303 on equipment having a net book value of $352,857 and $480,386 for the same periods in 1997.

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

     Depreciation and amortization expense for the three and six months ended June 30, 1998 was $2,693,747 and $5,541,624, respectively, compared to $3,168,569 and $6,434,415 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $774,591 and $1,619,558, or 19.0% and 19.8% of lease revenue, for the three and six months ended June 30, 1998, respectively, compared to $290,750 and $601,672, or 7.2% and 7.5% of lease revenue, for the same periods in 1997. Interest expense increased due to additional leveraging obtained to

                             AFG Investment Trust C

                                    FORM 10-Q

                         PART I. FINANCIAL INFORMATION


finance the acquisition of reinvestment equipment during 1997. In the future, interest expense is expected to decline in amount as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

     Management fees were 4.3% of lease revenue for each of the three and six months ended June 30, 1998, respectively, compared to 4.1% and 4.2% of lease revenue for the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit, insurance and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $219,893 and $327,787 for the three and six months ended June 30, 1998, respectively, compared to $99,230 and $228,494 for the same periods in 1997. The Trust accrued $108,000 for certain legal expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. The increase in operating expenses from 1997 to 1998 was partially offset by professional service costs incurred in 1997 in connection with the Solicitation and Registration Statements filed in 1997. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the six months ended June 30, 1998, operating activities generated net cash inflows of $6,550,825 compared to $6,439,129 for the same period in 1997. (The latter has been adjusted to reflect
(i) equipment sale proceeds of $2,265,436 received in connection with the sale of a vessel and (ii) debt proceeds of $3,846,898 from leveraging certain rail equipment, both of which amounts were due from EFG at December 31, 1996 and reflected as cash inflows on the accompanying 1997 Statement of Cash Flows.) In the future, operating cash flows may increase due to the acquisition of reinvestment equipment. Subsequently, renewal, re-lease and equipment sale activities will cause the Trust's primary-term lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

                             AFG Investment Trust C

                                    FORM 10-Q

                         PART I. FINANCIAL INFORMATION


     Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $1,142,548 during the six months ended June 30, 1997, to acquire equipment pursuant to the reinvestment provisions of the Trust Agreement. There were no equipment acquisitions during the corresponding period in 1998. During the six months ended June 30, 1998, the Trust realized net sale proceeds of $3,130,915 compared to $690,689 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations is scheduled to increase as a result of leveraging obtained in connection with the acquisition of reinvestment equipment. Thereafter, the amount will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has balloon payment obligations of $22,704,268, $2,867,081 and $282,421 at the expiration of the primary lease terms related to the Trust's proportionate ownership interest in a Boeing 767-300 ER aircraft leased to Scandinavian Airlines System ("SAS"), certain rail equipment and an aircraft leased to Reno Air, Inc., respectively. SAS has the option to renew its lease agreement for two one-year periods at the expiration of the primary lease term on December 29, 1998. Repayment of the associated indebtedness will be partly dependent on whether SAS decides to renew its lease or the outcome of alternative remarketing efforts.

     In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1997, the Managing Trustee had a negative tax capital account balance of $4,832.

     At June 30, 1998, the Trust had aggregate future minimum lease payments of $18,694,645 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $37,658,473 (see Note 6 to the financial statements and discussion above). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

                             AFG Investment Trust C

                                    FORM 10-Q

                         PART I. FINANCIAL INFORMATION


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

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust. On October 10, 1997, the Trust used $2,291,567 of the net proceeds realized from the issuance of the Class B Interests to purchase 218,661 of the Class A Interests tendered as a result of the offer. On April 28, 1998, the Trust used an additional $46,800 of such proceeds to purchase 5,200 of the remaining Class A Interests. The remaining net proceeds from the Class B offering of $9,519,389 will be used to pay a Class B Capital Distribution and according to terms negotiated in connection with settling the Class Action Lawsuit described in Note 7 (see also Notes 9, 10 and 11 to the accompanying financial statements).

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

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Interest and has sustained this distribution rate through the six months ended June 30, 1998. For the Class B Beneficiaries, the Managing Trustee established and paid, from the Trust, an annualized distribution of $0.66 per Class B Interest commencing July 18, 1997. Future distributions, with respect to Class B Interests, will be subordinate to certain distributions with respect to Class A Interests.

     Cash distributions to the Managing Trustee, the Special Beneficiary, and the Beneficiaries are declared and generally paid within fifteen days following the end of each month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1998, the Trust declared total cash distributions of $2,708,671. The Beneficiaries were allocated $2,457,923 ($1,465,808 for Class A Beneficiaries and $992,115 for Class B Beneficiaries); the Special Beneficiary was allocated $223,641; and the Managing Trustee was allocated $27,107.

     The nature of the Trust's principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures. As this occurs, the Trust's cash flows will become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may

                             AFG Investment Trust C

                                    FORM 10-Q

                         PART I. FINANCIAL INFORMATION


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



                             AFG Investment Trust C




                     By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                     By:      /s/  Michael J. Butterfield
                              ---------------------------------------
                              Michael J. Butterfield
                              Treasurer AFG ASIT Corporation
                              (Duly Authorized Officer and
                              Principal Accounting Officer)


                     Date:    August 14, 1998
                              ---------------------------------------


                     By:      /s/  Gary Romano
                              ---------------------------------------
                              Gary M. Romano
                              Clerk of AFG ASIT Corporation
                              (Duly Authorized Officer and
                              Principal Financial Officer)


                     Date:    August 14, 1998
                              ---------------------------------------