Form 10-Q
period 1998-09-30
AFG INVESTMENT TRUST C
filed 1998-11-17
CIK 879496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               -------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                               _____________________

For Quarter Ended September 30, 1998               Commission File No. 0-21444


                             AFG Investment Trust C
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                            04-3157232
-------------------------------                     --------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)

88 Broad Street, Boston, MA                         02110
-------------------------------                     --------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                    --------------------------

______________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______
                                             ---
              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                             AFG Investment Trust C

                                    FORM 10-Q

                                      INDEX

                                                                                     Page
                                                                                     ----

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at September 30, 1998 and December 31, 1997                                      3

      Statement of Operations
        for the three and nine months ended September 30, 1998 and 1997                  4

      Statement of Cash Flows
        for the nine months ended September 30, 1998 and 1997                            5

      Notes to the Financial Statements                                               6-12


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    13-19


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                         20

                             AFG Investment Trust C

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1998 and December 31, 1997

                                   (Unaudited)

                                                                                 September 30,         December 31,
                                                                                     1998                  1997
                                                                               -----------------   -------------------
ASSETS

Cash and cash equivalents                                                      $      15,466,768    $       8,843,640
Restricted cash                                                                        4,872,527            9,566,189
Rents receivable                                                                         197,681              819,736
Accounts receivable - affiliate                                                          734,115              904,426
Equipment at cost, net of accumulated depreciation
   of $47,484,876 and $50,635,609 at September 30, 1998
   and December 31, 1997, respectively                                                52,257,538           61,902,787
                                                                               -----------------    -----------------

          Total assets                                                         $      73,528,629    $      82,036,778
                                                                               -----------------    -----------------
                                                                               -----------------    -----------------

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                                  $      36,152,303    $      39,928,173
Accrued interest                                                                         310,182              240,434
Accrued liabilities                                                                      153,000               11,550
Accrued liabilities - affiliate                                                           84,531              118,703
Deferred rental income                                                                   185,320              126,942
Cash distributions payable to participants                                               399,297              451,804
                                                                               -----------------    -----------------

          Total liabilities                                                           37,284,633           40,877,606
                                                                               -----------------    -----------------

Participants' capital (deficit):
   Managing Trustee                                                                        6,439             (123,674)
   Special Beneficiary                                                                    53,123           (1,000,794)
   Class A Beneficiary Interests (1,787,153 and 1,792,353 Interests
     at September 30, 1998 and December 31, 1997, respectively,
     initial purchase price of $25 each)                                              29,663,494           30,858,790
   Class B Beneficiary Interests (3,024,740 Interests;
     initial purchase price of $5 each)                                                8,859,307           13,716,417
   Treasury Interests (223,861 and 218,661 Interests
     at September 30, 1998 and December 31, 1997,
     respectively, at Cost)                                                           (2,338,367)          (2,291,567)
                                                                               -----------------    -----------------

          Total participants' capital                                                 36,243,996           41,159,172
                                                                               -----------------    -----------------

          Total liabilities and participants' capital                          $      73,528,629    $      82,036,778
                                                                               -----------------    -----------------
                                                                               -----------------    -----------------

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                               Three Months                          Nine Months
                                                            Ended September 30,                  Ended September 30,
                                                         1998              1997               1998               1997
                                                   ---------------    ---------------   ----------------   ----------------
Income:

    Lease revenue                                   $     3,764,697    $     3,875,875   $    11,944,029     $   11,933,449

    Interest income                                         272,239            321,611           831,683            730,878

    Gain (loss) on sale/exchange
    of equipment                                            (61,062)          (567,125)        2,004,922           (356,822)
                                                    ---------------    ---------------   ---------------     --------------

         Total income                                     3,975,874          3,630,361        14,780,634         12,307,505
                                                    ---------------    ---------------   ---------------     --------------


Expenses:

    Depreciation and amortization                         2,121,864          3,276,517         7,663,488          9,710,932

    Interest expense                                        750,573            284,830         2,370,131            886,502

    Equipment management fees
      - affiliate                                           165,098            168,713           517,421            505,854

    Operating expenses - affiliate                          216,975            258,492           544,762            486,986
                                                    ---------------    ---------------   ---------------     --------------

         Total expenses                                   3,254,510          3,988,552        11,095,802         11,590,274
                                                    ---------------    ---------------   ---------------     --------------


Net income (loss)                                   $       721,364    $      (358,191)  $     3,684,832     $      717,231
                                                    ---------------    ---------------   ---------------     --------------
                                                    ---------------    ---------------   ---------------     --------------

Net income (loss)
   per Class A Beneficiary Interest                 $         0.04     $            --   $         0.56      $         0.32
                                                    ---------------    ---------------   ---------------     --------------
                                                    ---------------    ---------------   ---------------     --------------

   per Class B Beneficiary Interest                 $         0.17     $         (0.12)  $         0.38      $        (0.12)
                                                    ---------------    ---------------   ---------------     --------------
                                                    ---------------    ---------------   ---------------     --------------

Cash distributions declared
   per Class A Beneficiary Interest                 $         0.41     $         1.73    $         1.23      $         2.55
                                                    ---------------    ---------------   ---------------     --------------
                                                    ---------------    ---------------   ---------------     --------------

   per Class B Beneficiary Interest                 $         1.65     $          0.13   $         1.98      $         0.13
                                                    ---------------    ---------------   ---------------     --------------
                                                    ---------------    ---------------   ---------------     --------------

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                                                       1998                  1997
                                                                                   --------------        ---------------
Cash flows from (used in) operating activities:
Net income                                                                          $    3,684,832        $      717,231

Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization                                                    7,663,488             9,710,932
        (Gain) loss on sale/exchange of equipment                                       (2,004,922)              356,822

Changes in assets and liabilities
    Decrease in:
        rents receivable                                                                   622,055             1,113,749
        accounts receivable - affiliate                                                    170,311             5,808,075
    Increase (decrease) in:
        accrued interest                                                                    69,748               (40,150)
        accrued liabilities                                                                141,450                (1,485)
        accrued liabilities - affiliate                                                    (34,172)             (109,917)
        deferred rental income                                                              58,378               (51,563)
                                                                                ------------------    ------------------
             Net cash from operating activities                                         10,371,168            17,503,694
                                                                                ------------------    ------------------

Cash flows from (used in) investing activities:
    Purchase of equipment                                                                       --           (38,887,683)
    Proceeds from equipment sales                                                        3,986,683               778,820
                                                                                ------------------    ------------------
             Net cash from (used in) investing activities                                3,986,683           (38,108,863)
                                                                                ------------------    ------------------

Cash flows from (used in) financing activities:
    Proceeds from capital contributions                                                         --            15,123,700
    Payment of offering costs                                                                   --              (151,237)
    Restricted cash                                                                      4,693,662                    --
    Purchase of Treasury Interests                                                         (46,800)                   --
    Proceeds from notes payable                                                                 --            31,951,256
    Principal payments - notes payable                                                  (3,775,870)           (7,118,876)
    Distributions paid                                                                  (8,605,715)           (5,947,703)
                                                                                ------------------    ------------------
             Net cash from (used in) financing activities                               (7,734,723)           33,857,140
                                                                                ------------------    ------------------

Net increase in cash and cash equivalents                                                6,623,128            13,251,971

Cash and cash equivalents at beginning of period                                         8,843,640            10,634,493
                                                                                ------------------    ------------------

Cash and cash equivalents at end of period                                          $   15,466,768        $   23,886,464
                                                                                ------------------    ------------------
                                                                                ------------------    ------------------

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                      $    2,300,383        $      926,652
                                                                                ------------------    ------------------
                                                                                ------------------    ------------------

Supplemental disclosure of cash flow information:
   See Note 4 to the financial statements herein.

                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                        Notes to the Financial Statements
                               September 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and results of operations for the three and nine months ended September 30, 1998 and 1997 have been made and are reflected.

NOTE 2 - CASH

     At September 30, 1998, the Trust had $19,216,178 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $4,872,527 which is classified as Restricted Cash and represents the remaining net proceeds realized from the offering of the Class B Interests less (i) the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests (see Notes 8 and 9) and (ii) the portion used to pay a capital distribution to the Class B Beneficiaries (see Note 11). The remainder is expected to be used according to terms negotiated in conjunction with settling the Class Action Lawsuit described in Note 7.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future non-cancelable rental payments associated with the attendant lease agreements. Future minimum rents of $15,655,891 are due as follows:

           For the year ending September 30, 1999                    $ 6,452,992
                                             2000                      3,022,877
                                             2001                      2,157,534
                                             2002                      2,027,510
                                             2003                      1,701,360
                                       Thereafter                        293,618
                                                                     -----------
                                            Total                    $15,655,891
                                                                     -----------
                                                                     -----------

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at September 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                               Remaining
                                                              Lease Term                       Equipment
          Equipment Type                                        (Months)                        at Cost
-----------------------------------                           ----------                    --------------
Aircraft                                                           0-51                     $   47,400,169
Manufacturing                                                      3-59                         10,328,381
Locomotives                                                       21-66                          9,179,509
Computers & peripherals                                            0-15                          8,262,681
Construction & mining                                                 0                          7,557,664
Retail store fixtures                                              0-12                          7,424,969
Materials handling                                                    3                          7,097,193
Research & test                                                       1                          1,667,223
Furniture & fixtures                                                  0                            203,261
Communications                                                        9                            183,801
Tractors and heavy duty trucks                                        0                            148,079
Photocopying                                                          0                            118,652
Trailers/intermodal containers                                        0                            104,255
Energy systems                                                        0                             63,900
Medical                                                               0                              2,206
Miscellaneous                                                         0                                471
                                                                                            --------------

                                                   Total equipment cost                         99,742,414

                                               Accumulated depreciation                        (47,484,876)
                                                                                            --------------
                             Equipment, net of accumulated depreciation                     $   52,257,538
                                                                                            --------------
                                                                                            --------------

     During August 1997, the Trust and another EFG sponsored investment program exchanged certain locomotives for a proportionate interest in certain other locomotives. The Trust's original locomotives had a cost and a net book value of $4,819,218 and $3,151,503, respectively, and had associated indebtedness of $1,235,989 at the time of the exchange. The replacement locomotives were recorded at their estimated fair value of $4,574,485 and the Trust assumed associated debt of $3,120,127. The exchange resulted in the recognition of a net loss, for financial statement purposes, of $461,156.

     At September 30, 1998, the Trust's equipment portfolio included equipment having a proportionate original cost of $59,273,951, representing approximately 59% of total equipment cost.

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)


     At September 30, 1998, the cost and net book value of equipment held for sale or re-lease was approximately $9,025,000 and $4,784,000, respectively. This equipment includes the Trust's proportionate interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. with a cost and net book value of $7,333,098 and $4,590,909, respectively. The Managing Trustee is currently holding discussions with a potential lessee regarding the re-lease of this aircraft. Certain costs may be required to prepare this aircraft for release, a portion of which may be the obligation of the former lessee. The remainder of such costs would be incurred by the Trust and other affiliated equipment leasing programs in proportion to their ownership interests in the aircraft. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1998 and 1997, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                                       1998                      1997
                                                                  --------------             -------------
     Reimbursement of offering costs                              $           --             $     151,237
     Equipment acquisition fees                                               --                 1,121,158
     Equipment management fees                                           517,421                   505,854
     Administrative charges                                               68,058                    62,148
     Reimbursable operating expenses
          due to third parties                                           476,704                   424,838
                                                                  --------------             -------------

                                     Total                        $    1,062,183             $   2,265,235
                                                                  --------------             -------------
                                                                  --------------             -------------

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1998, the Trust was owed $734,115 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1998.

     Refer to Note 8 regarding the purchase of Class B Interests by an affiliate, Equis II Corporation and a change in ownership of the Managing Trustee.

NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1998 consisted of installment notes of $36,152,303 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.1% and 14.46%, except for one note which bears a fluctuating interest rate based on LIBOR (5.59% at September 30, 1998) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $22,704,268, $2,867,081 and $282,421 at the expiration of the primary lease terms related to an aircraft leased to Scandinavian Airlines System ("SAS"), certain rail equipment and its interest in an aircraft leased to Reno Air, Inc., respectively. On November 9, 1998, pursuant to the lease agreement, SAS gave the Trust notice of its intent to exercise its option to extend the term of the existing lease for a period of two years,

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)


effective upon the expiration of the primary lease term. The Managing
Trustee is currently negotiating the terms of the extension with SAS and no agreement has been executed to date. As a result of SAS exercising the renewal lease option, the balloon payment would be postponed until the termination of the two-year extension period and would be equal to the unamortized balance of this indebtedness at such date. The carrying amount of notes payable approximates fair value at September 30, 1998.

     The annual maturities of the notes payable are as follows:

           For the year ending September 30, 1999               $25,447,064
                                             2000                 5,088,563
                                             2001                 1,730,036
                                             2002                 1,745,058
                                             2003                 1,855,243
                                       Thereafter                   286,339
                                                                -----------
                                            Total               $36,152,303
                                                                -----------
                                                                -----------

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998. On August 20, 1998, the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement".

     The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement and contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants (see Note 10). The Stipulation of Settlement is subject to change pending a final ruling by the Court that will be preceded by a hearing open to all interested parties. The Court has scheduled a hearing date for December 11,

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)


1998. Currently, it is anticipated that a request for extension will be filed with the Court to permit, among other things, sufficient time to complete certain regulatory review requirements. Class members will be notified of the final hearing date in advance. To the extent that the Court issues a final order with respect to the Stipulation of Settlement, the complete terms thereof will be communicated to all of the beneficiaries (or partners) of the Nominal Defendants.

     There can be no assurance that the Court will issue a final order approving the Stipulation of Settlement. However, the Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The Managing Trustee and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

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

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)


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

NOTE 10 - SOLICITATION STATEMENT

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

                             AFG Investment Trust C

                        Notes to the Financial Statements

                                   (Continued)


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

     The results of the voting reflect that a majority of Class A Interests voted in favor of each of the proposals. Therefore, the Trust Agreement was amended to (i) broaden the Trust's stated investment policies and objectives and permit the Trust to invest in assets other than leased equipment and (ii) modify the Trust's financing provisions to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures.

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

NOTE 11 - CLASS B CAPITAL DISTRIBUTION

     The Managing Trustee and certain of its affiliates were named as defendants in the Class Action Lawsuit discussed in Note 7 herein. In connection with this litigation and subject to a settlement being effected, the Managing Trustee has agreed to adopt certain modifications to the Trust Agreement as described in the Solicitation Statement referred to in Note 10 herein. One aspect of the proposed settlement would result in using of a portion of Equis II Corporation's Class B Capital Contribution to the Trust to (i) pay a second special cash distribution to Class A Beneficiaries totaling $1,513,639, approximately $.75 per Class A Interest, and (ii) invest $3,405,688 in the Trust's long-term business activities. The remainder of the Class B Capital Contributions (not otherwise used to repurchase Class A Interests in the Tender Offer closed on October 10, 1997 or to pay for offering and related costs associated with the Class B Interests or to pay the first special cash distribution), $4,646,862 in total, was returned to Equis II Corporation and the other third-party Class B capital contributors on July 6, 1998.

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

Year 2000 Issue

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. Presently, EFG anticipates completing its Year 2000 project by December 31, 1998 at a di minimus cost to the Trust. Aggregate costs for the entire project are anticipated to be less than $50,000, all of which will have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four-digit field to identify calendar year. All of the Trust's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and are expected to require only minor modifications to function properly with respect to dates in the year 2000 and thereafter. Moreover, EFG understands that each of its and the Trust's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems will be Year 2000 compliant by the end of 1998. Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Trust's results of operations, liquidity, or financial position. However, non-compliance on the part of a lessee could, under a worse case scenario, result in lost revenues to the Trust.

     EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Trust's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Trust is not determinable.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997:

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

Results of Operations

     For the three and nine months ended September 30, 1998, the Trust recognized lease revenue of $3,764,697 and $11,944,029, respectively, compared to $3,875,875 and $11,933,449 for the same periods in 1997. The increase in lease revenue for the nine months ended September 30, 1998 compared to the same period in 1997 is attributable to the acquisition of additional equipment in 1997 pursuant to the reinvestment provisions of the Amended and Restated Declaration of Trust (the "Trust Agreement"). This increase was partially offset by the effect of equipment sales. The level of lease revenue to be recognized by the Trust in the future is expected to be impacted by the Amendment to the Trust Agreement described in Note 8 to the accompanying financial statements; however the extent of such impact cannot be determined at this time. Over the long term, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements.

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

     Interest income for the three and nine months ended September 30, 1998 was $272,239 and $831,683, respectively, compared to $321,611 and $730,878 for the same periods in 1997. Interest income was generated from temporary investments of available cash in short-term money market instruments. Interest income in 1998 includes interest earned on unexpended proceeds from the issuance of Class B Interests (see below). The amount of future interest income is expected to fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sales proceeds.

     During the three and nine months ended September 30, 1998, the Trust sold equipment having a net book value of $916,830 and $1,981,761, respectively, to existing lessees and third parties. These sales resulted in a

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

net loss, for financial statement purposes, of $61,062 for the three months ended September 30, 1998 and a net gain, for financial statement purposes, of $2,004,922, for the nine months ended September 30, 1998.

     During the three and nine months ended September 30, 1997, the Trust sold equipment having a net book value of $194,100 and $674,486, respectively, to existing lessees and third parties. These sales resulted in a net loss of $105,969 and a net gain of $104,334, for financial statement purposes, for the three and nine months, respectively, ended September 30, 1997. In addition, during August 1997, the Trust and another EFG-sponsored investment program exchanged certain locomotives for a proportionate interest in certain other locomotives. The Trust's original locomotives had a cost and net book value of $4,819,218 and $3,151,503, respectively, and had associated indebtedness of $1,235,989 at the time of the exchange. The replacement locomotives were recorded at their estimated fair value of $4,574,485 and the Trust assumed associated debt of $3,120,127. The exchange resulted in the recognition of a net loss, for financial statement purposes, of $461,156.

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

     Depreciation and amortization expense for the three and nine months ended September 30, 1998 was $2,121,864 and $7,663,488, respectively, compared to $3,276,517 and $9,710,932 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $750,573 and $2,370,131, or 19.9% and 19.8% of lease revenue, for the three and nine months ended September 30, 1998, respectively, compared to $284,830 and $886,502, or 7.3% and 7.4% of lease revenue, for the same periods in 1997. Interest expense increased due to additional leveraging obtained to finance the acquisition of reinvestment equipment during 1997. In the future, interest expense is expected to decline in amount as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness.

     Management fees were 4.4% and 4.3% of lease revenue for the three and nine months ended September 30, 1998, respectively, compared to 4.4% and 4.2% of lease revenue for the same periods in 1997. Management

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit, insurance and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $216,975 and $544,762 for the three and nine months ended September 30, 1998, respectively, compared to $258,492 and $486,986 for the same periods in 1997. The Trust accrued $108,000 for certain legal expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. Additionally, operating expenses increased from 1997 to 1998 due to professional service costs incurred in connection with the Solicitation Statement described in
Note 10 to the accompanying financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. For the nine months ended September 30, 1998, operating activities generated net cash inflows of $10,371,168 compared to $11,391,360 for the same period in 1997. (The latter has been adjusted to reflect (i) equipment sale proceeds of $2,265,436 received in connection with the sale of a vessel and (ii) debt proceeds of $3,846,898 from leveraging certain rail equipment, both of which amounts were due from EFG at December 31, 1996 and reflected as cash inflows on the accompanying 1997 Statement of Cash Flows.) In the future, operating cash flows may increase due to the acquisition of reinvestment equipment. Subsequently, renewal, re-lease and equipment sale activities will cause the Trust's primary-term lease revenue and corresponding sources of operating cash to decline. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. The Trust expended $38,887,683 during the nine months ended September 30, 1997, to acquire equipment pursuant to the reinvestment provisions

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

of the Trust Agreement. The 1997 purchases included the acquisition of a 50.6% ownership interest in an aircraft (the "SAS Aircraft") at an aggregate cost to the Trust of $30,895,171 and an equipment basis adjustment of $1,884,138 related to the lease exchange described in Note 4 to the accompanying financial statements. To acquire the interest in the SAS Aircraft, the Trust obtained long-term financing of $25,654,667 from a third party lender and utilized cash of $5,240,504. There were no equipment acquisitions during the corresponding period in 1998. During the nine months ended September 30, 1998, the Trust realized net sale proceeds of $3,986,683 compared to $778,820 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     On November 9, 1998, pursuant to the lease agreement, SAS gave the Trust notice of its intent to exercise its option to extend the term of the existing lease for a period of two years, effective upon the expiration of the primary lease term. The Managing Trustee is currently negotiating the terms of the extension with SAS and no agreement has been executed to date. As a result of SAS exercising the renewal lease option, the balloon payment would be postponed until the termination of the two-year extension period and would be equal to the unamortized balance of this indebtedness at such date.

     In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1997, the Managing Trustee had a negative tax capital account balance of $4,832.

     At September 30, 1998, the Trust had aggregate future minimum lease payments of $15,655,891 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $36,152,303 (see Note 6 to the financial statements and discussion above). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust. On October 10, 1997, the Trust used $2,291,567 of the net proceeds realized from the issuance of the Class B Interests to purchase 218,661 of the Class A Interests tendered as a result of the offer. On April 28, 1998, the Trust used an additional $46,800 of such proceeds to purchase 5,200 of the remaining Class A Interests. On July 6, 1998, the Trust used $4,646,862 of such proceeds to pay a capital distribution to the Class B Beneficiaries. The remaining net proceeds from the Class B offering of $4,872,527 will be used according to terms negotiated in connection with settling the Class Action Lawsuit described in Note 7 (see also Notes 9, 10 and 11 to the accompanying financial statements).

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

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Interest and has sustained this distribution rate through the nine months ended September 30, 1998. For the Class B Beneficiaries, the Managing Trustee established and paid, from the

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Trust, an annualized distribution of $0.66 per Class B Interest commencing July 18, 1997. Future distributions, with respect to Class B Interests, will be subordinate to certain distributions with respect to Class A Interests.

     Cash distributions to the Managing Trustee, the Special Beneficiary, and the Beneficiaries are declared and generally paid within fifteen days following the end of each month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1998, the Trust declared total cash distributions of $8,553,208. The Beneficiaries were allocated $8,191,871 ($2,197,647 for Class A Beneficiaries and $5,994,224 for Class B Beneficiaries); the Special Beneficiary was allocated $322,274; and the Managing Trustee was allocated $39,063.

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


           Date:    November 13, 1998
                    ---------------------------------------



           By:      /s/ Gary M. Romano
                    ---------------------------------------
                    Gary M. Romano
                    Clerk of AFG ASIT Corporation
                    (Duly Authorized Officer and
                    Principal Financial Officer)


           Date:    November 13, 1998
                    ---------------------------------------