Form 10-Q
period 1999-06-30
AFG INVESTMENT TRUST C
filed 1999-08-06
CIK 879496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999
                               ---------------------------------

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------    ------------------------



For Quarter Ended June 30, 1999                    Commission File No.  0-21444


                             AFG Investment Trust C
                             ----------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                  04-3157232
---------------------------------------                  -----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

88 Broad Street, Boston, MA                              02110
----------------------------------------                 -----------------------
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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes      No
                                                     -----    ------

                             AFG Investment Trust C

                                    FORM 10-Q

                                      INDEX



                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at June 30, 1999 and December 31, 1998                                                             3

      Statement of Operations
        for the three and six months ended June 30, 1999 and 1998                                          4

      Statement of Changes in Participants' Capital
        for the six months ended June 30, 1999                                                             5

      Statement of Cash Flows
        for the six months ended June 30, 1999 and 1998                                                    6

      Notes to the Financial Statements                                                                 7-11


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      12-16


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                                           17


                             AFG Investment Trust C

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                                                     June 30,           December 31,
                                                                                       1999                 1998
                                                                                 -----------------   -----------------
ASSETS

Cash and cash equivalents                                                        $      23,479,321   $      17,025,123
Restricted cash                                                                          1,513,639           4,919,327
Marketable securities                                                                      141,231                  --
Rents receivable                                                                           313,061             341,111
Accounts receivable - affiliate                                                            432,984             678,673
Loan receivable - Kettle Valley                                                             50,604                  --
Investment in Kettle Valley                                                              4,472,129                  --
Investment in Kirkwood                                                                   2,424,000                  --
Equipment at cost, net of accumulated depreciation
   of $34,492,180 and $42,241,976 at June 30, 1999
   and December 31, 1998, respectively                                                  41,543,685          49,944,695
                                                                                 -----------------   -----------------

         Total assets                                                            $      74,370,654   $      72,908,929
                                                                                 -----------------   -----------------
                                                                                 -----------------   -----------------
LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                                    $      34,676,351   $      35,072,883
Accrued interest                                                                           319,764             229,115
Accrued liabilities                                                                        290,425             311,500
Accrued liabilities - affiliates                                                         1,098,679              54,202
Deferred rental income                                                                     116,741             481,439
Other liabilities                                                                        1,524,803                  --
Cash distributions payable to participants                                               1,831,575             399,296
                                                                                 -----------------   -----------------

         Total liabilities                                                              39,858,338          36,548,435
                                                                                 -----------------   -----------------
Participants' capital (deficit):
   Managing Trustee                                                                         11,158              12,631
   Special Beneficiary                                                                      92,057             104,209
   Class A Beneficiary Interests (1,787,153 Interests;
     initial purchase price of $25 each)                                                28,319,075          30,022,170
   Class B Beneficiary Interests (3,024,740  Interests;
     initial purchase price of $5 each)                                                  8,428,393           8,559,851
   Treasury Interests (223,861 Class A Interests at Cost)                               (2,338,367)         (2,338,367)
                                                                                 -----------------   -----------------

         Total participants' capital                                                    34,512,316          36,360,494
                                                                                 -----------------   -----------------
         Total liabilities and participants' capital                             $      74,370,654   $      72,908,929
                                                                                 -----------------   -----------------
                                                                                 -----------------   -----------------


                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                   (Unaudited)



                                                                  Three Months                           Six Months
                                                                  Ended June 30,                        Ended June 30,
                                                             1999               1998                1999               1998
                                                       --------------     --------------      --------------     --------------
Income:

    Lease revenue                                     $     2,765,585    $     4,077,757     $     5,618,204    $     8,179,332

    Interest income                                           314,125            295,366             591,979            559,444

    Gain (loss) on sale of equipment                          633,259           (218,327)            954,733          2,065,984

    Other income                                                   --                 --             261,116                 --
                                                      ---------------    ---------------     ---------------    ---------------

         Total income                                       3,712,969          4,154,796           7,426,032         10,804,760
                                                      ---------------    ---------------     ---------------    ---------------


Expenses:

    Depreciation                                            1,565,595          2,693,747           3,360,214          5,541,624

    Interest expense                                          658,227            774,591           1,316,284          1,619,558

    Equipment management fees
      - affiliate                                             134,620            176,100             264,724            352,323

    Operating expenses - affiliate                            224,012            219,893             517,631            327,787
                                                      ---------------    ---------------     ---------------    ---------------


         Total expenses                                     2,582,454          3,864,331           5,458,853          7,841,292
                                                      ---------------    ---------------     ---------------    ---------------
Net income                                            $     1,130,515    $       290,465     $     1,967,179    $     2,963,468
                                                      ---------------    ---------------     ---------------    ---------------
                                                      ---------------    ---------------     ---------------    ---------------
Net income

   per Class A Beneficiary Interest                   $         0.37     $         0.09      $         0.66     $         0.52
                                                      --------------     --------------      --------------     --------------
                                                      --------------     --------------      --------------     --------------
   per Class B Beneficiary Interest                   $         0.11     $         0.04      $         0.19     $         0.21
                                                      --------------     --------------      --------------     --------------
                                                      --------------     --------------      --------------     --------------
Cash distributions declared
   per Class A Beneficiary Interest                   $         1.21     $         0.41      $         1.62     $         0.82
                                                      --------------     --------------      --------------     --------------
                                                      --------------     --------------      --------------     --------------
   per Class B Beneficiary Interest                   $         0.11     $         0.16      $         0.23     $         0.33
                                                      --------------     --------------      --------------     --------------
                                                      --------------     --------------      --------------     --------------


                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust C

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL
                     for the six months ended June 30, 1999

                                   (Unaudited)

                                              Managing          Special
                                               Trustee        Beneficiary           Class a Beneficiaries
                                               Amount           Amount          Interests          Amount
                                           --------------   --------------   --------------    ---------------

Balance at December 31, 1998               $      12,631    $      104,209        1,787,153    $    30,022,170

     Net income                                   22,358           184,452               --          1,185,100

     Unrealized gain on marketable
        securities                                   127             1,048               --              7,760
                                           -------------    --------------   --------------    ---------------

Comprehensive income                              22,485           185,500               --          1,192,860
                                           -------------    --------------   --------------    ---------------

Cash distributions declared                      (23,958)         (197,652)              --         (2,895,955)
                                           -------------    --------------   --------------    ---------------
Balance at June 30, 1999                   $      11,158    $       92,057        1,787,153    $    28,319,075
                                           -------------    --------------   --------------    ---------------
                                           -------------    --------------   --------------    ---------------

                                              Class B Beneficiaries          Treasury
                                          Interests         Amount           Interests           Total
                                       --------------   ---------------   --------------    ----------

Balance at December 31, 1998                3,024,740   $     8,559,851   $   (2,338,367)   $    36,360,494

     Net income                                    --           575,269               --          1,967,179

     Unrealized gain on marketable
        securities                                 --             3,767               --             12,702
                                       --------------   ---------------   --------------    ---------------

Comprehensive income                               --           579,036               --          1,979,881
                                       --------------   ---------------   --------------    ---------------

Cash distributions declared                        --          (710,494)              --         (3,828,059)
                                       --------------   ---------------   --------------    ---------------
Balance at June 30, 1999                    3,024,740   $     8,428,393   $   (2,338,367)   $    34,512,316
                                       --------------   ---------------   --------------    ---------------
                                       --------------   ---------------   --------------    ---------------


                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998

                                   (Unaudited)

                                                                                            1999                  1998
                                                                                       ---------------       ---------------
Cash flows from (used in) operating activities:
Net income                                                                           $     1,967,179       $     2,963,468

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                      3,360,214             5,541,624
         Gain on sale of equipment                                                          (954,733)           (2,065,984)

Changes in assets and liabilities
    Decrease (increase) in:
         Rents receivable                                                                     28,050                67,367
         Accounts receivable - affiliate                                                     245,689              (454,700)
         Loan receivable - Kettle Valley                                                     (50,604)                   --
    Increase (decrease) in:
         Accrued interest                                                                     90,649               368,599
         Accrued liabilities                                                                 (21,075)              127,020
         Accrued liabilities - affiliates                                                  1,044,477               (94,456)
         Deferred rental income                                                             (364,698)               97,887
                                                                                     ---------------       ---------------

            Net cash from operating activities                                             5,345,148             6,550,825
                                                                                     ---------------       ---------------

Cash flows from (used in) investing activities:
    Investment in Kettle Valley                                                           (3,139,648)                   --
    Investment in Kirkwood                                                                (2,424,000)                   --
    Purchase of marketable securities                                                       (128,529)                   --
    Other liabilities                                                                      1,524,803                    --
    Proceeds from equipment sales                                                          5,995,529             3,130,915
                                                                                     ---------------       ---------------

            Net cash from investing activities                                             1,828,155             3,130,915
                                                                                     ---------------       ---------------

Cash flows from (used in) financing activities:
    Principal payments - notes payable                                                    (1,729,013)           (2,269,700)
    Distributions paid                                                                    (2,395,780)           (2,710,800)
    Restricted cash                                                                        3,405,688                    --
                                                                                     ---------------       ---------------

            Net cash used in financing activities                                           (719,105)           (4,980,500)
                                                                                     ---------------       ---------------

Net increase in cash and cash equivalents                                                  6,454,198             4,701,240

Cash and cash equivalents at beginning of period                                          17,025,123             8,843,640
                                                                                     ---------------       ---------------
Cash and cash equivalents at end of period                                           $    23,479,321       $    13,544,880
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                         $     1,225,635       $     1,250,959
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------
Supplemental disclosure of non-cash activity:
    See Note 4 to the financial statements.



                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust C

                        Notes to the Financial Statements
                                  June 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six months ended June 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of equity securities which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The Trust recorded an unrealized gain on available-for-sale securities of $12,702 during the six months ended June 30, 1999 that is included as a separate component of participants' capital.

     At June 30, 1999, the Trust had $2,174,174 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $1,513,639 which is classified as Restricted Cash and represents funds designated to pay a special cash distribution to Class A Beneficiaries in conjunction with the settlement of the Class Action Lawsuit referred to in Notes 9 and 10.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $16,009,583 are due as follows:

         For the year ending June 30, 2000          $       7,384,010
                                       2001                 4,066,745
                                       2002                 2,076,704
                                       2003                 1,850,540
                                       2004                   631,584
                                                   ------------------

                                       Total        $      16,009,583
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

     The Trust's ownership share in EFG/Kettle Development LLC is 50.604% and had a cost of $4,427,850, which was funded with cash of $3,095,369 and a non-recourse note for $1,332,481. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured only by the Trust's stock interests in the SPC. In addition, the seller purchased a residual sharing interest in a Boeing 767-300 owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,524,803, or 50.604% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at June 30, 1999. Investment in Kettle Valley at June 30, 1999 represents the actual cost paid by the Trust plus a 1% acquisition fee.


NOTE 5 - INVESTMENT IN KIRKWOOD

     On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holders. KAI owns a ski resort, a local public utility, and significant land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Trust's ownership interest in EFG/Kirkwood had a cost of $2,424,000, including a 1% acquisition fee ($24,000) paid to EFG. At June 30, 1999, the Trust owed $900,000 to an affiliate related to this transaction which is included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at June 30, 1999. This amount was paid in July 1999.


NOTE 6 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)

                                                               Remaining
                                                              Lease Term                       Equipment
         Equipment Type                                        (Months)                         At Cost
-----------------------------------                          -------------                  --------------
Aircraft                                                           4-42                     $   40,067,071
Locomotives                                                       12-57                          9,179,509
Manufacturing                                                      6-50                          9,053,648
Construction and mining                                            0-18                          6,071,695
Materials handling                                                 0-44                          5,840,222
Computers and peripherals                                           0-6                          2,258,386
Research & test                                                    0-21                          1,667,223
Retail store fixtures                                               0-3                          1,540,586
Furniture & fixtures                                                  0                            203,261
Communications                                                        0                            151,460
Photocopying                                                          0                              2,804
                                                                                            --------------

                                                   Total equipment cost                         76,035,865

                                               Accumulated depreciation                        (34,492,180)
                                                                                             --------------



                             Equipment, net of accumulated depreciation                     $   41,543,685
                                                                                            --------------
                                                                                            --------------


     The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. At June 30, 1999, the Trust's equipment portfolio included equipment having a proportionate original cost of $51,320,903, representing approximately 67% of total equipment cost.

     At June 30, 1999, the cost and net book value of equipment held for sale or re-lease was approximately $2,105,000 and $2,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 7 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                              1999                 1998
                                                        ---------------      ---------------
     Equipment management fees                          $       264,724      $        352,323
     Acquisition fees                                            25,285                    --
     Administrative charges                                     109,842                45,372
     Reimbursable operating expenses
         due to third parties                                   407,789               282,415
                                                        ---------------      ----------------

                                     Total              $       807,640      $        680,110
                                                        ---------------      ----------------
                                                        ---------------      ----------------



     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1999, the Trust was owed $432,984 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1999.

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)

     Administrative charges represent amounts owed to EFG, pursuant to
Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Administrative charges and reimburseable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $43,000 and $31,000, respectively.

NOTE 8 - NOTES PAYABLE

     Notes payable at June 30, 1999 consisted of installment notes of $34,676,351 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.76% and 14.46%, except for one note which bears a fluctuating interest rate based on LIBOR (4.99% at June 30, 1999) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments, except for one note which is collateralized by certain stock interests (see Note 4). Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $20,469,318, $2,717,790 and $282,421 at the expiration of the lease terms related to an aircraft leased to SAS, certain rail equipment and its interest in an aircraft leased to Reno Air, Inc., respectively. The carrying amount of notes payable approximates fair value at June 30, 1999.

    The annual maturities of notes payable are as follows:


    For the year ending June 30,      2000                   $    3,877,196
                                      2001                       26,200,297
                                      2002                        2,024,188
                                      2003                        1,959,441
                                      2004                          615,229
                                                             --------------
                                     Total                   $   34,676,351
                                                             --------------
                                                             --------------



NOTE 9 - LEGAL PROCEEDINGS

     On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Trust (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the Managing Trustee, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit." The Class Action Lawsuit was divided into two sub-classes on March 22, 1999.

     On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that includes the Trust. Claims involving the second sub-class, not including the Trust, remain pending. As a result of the settlement, the Trust declared a special cash distribution of $1,513,639, including legal fees for Plaintiffs' counsel of $81,360, that was paid in July 1999. In addition, the parent company of the Managing Trustee, Equis II Corporation, agreed to commit $3,405,688 of its Class B Capital Contributions (paid in connection with its purchase of Class B Interests in July 1997) to the Trust for the Trust's investment purposes. In the absence of this commitment, Equis II Corporation would have been entitled to receive a Class B Capital Distribution for this amount pursuant to the Trust Agreement, as amended. The Trust's share of legal fees and expenses related to the Class Action Lawsuit, including the fees for Plaintiff's counsel referenced above, is estimated to be approximately $280,000, all of which was accrued and expensed by the Trust in 1998.

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)

     In addition to the foregoing, the Trust is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. The following action was resolved during the quarter ended June 30, 1999:

ACTION INVOLVING NATIONAL STEEL CORPORATION

     EFG, on behalf of the Trust and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"). The Complaint seeks reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Trust for the disputed sales tax items referenced above. This matter did not have a material effect on the Trust's financial position or results of operations.


NOTE 10 - SUBSEQUENT EVENT

     In July 1999, the Trust distributed $1,513,639, including legal fees of $81,360 paid to Plaintiffs' counsel, as a special cash distribution in connection with the settlement of the Class Action Lawsuit described in Note 9 above.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     AFG Investment Trust C (the "Trust") commenced operations in 1992 and, pursuant to its Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2004. The Trust was a Nominal Defendant in a Class Action Lawsuit that was settled, with respect to the Trust and certain affiliates, in May 1999. See Note 9 to the accompanying financial statements.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, and future economic conditions.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four digit field to identify calendar year. All of the Trust's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Trust's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems are Year 2000 compliant.

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

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Trust recognized lease revenue of $2,765,585 and $5,618,204, respectively, compared to $4,077,757 and $8,179,332 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three and six months ended June 30, 1999 was $314,125 and $591,979, respectively, compared to $295,366 and $559,444 for the same periods in 1998. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1999 and 1998 includes interest earned on proceeds resulting from the issuance of Class B Interests. Future interest income will fluctuate as a result of changing interest rates, the collection of lease revenue and the proceeds from equipment sales, among other factors.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the six months ended June 30, 1999.

     During the three and six months ended June 30, 1999, the Trust sold equipment having a net book value of $406,294 and $5,040,796 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $633,259 and $954,733, respectively.

     During the three and six months ended June 30, 1998, the Trust sold equipment having a net book value of $930,201 and $1,064,931 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $218,327 for the three months ended June 30, 1998 and a net gain, for financial statement purposes, of $2,065,984, for the six months ended June 30, 1998.

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

     The total economic value realized for each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


sale in addition to all other cash receipts obtained from renting the asset on a release, renewal or month-to-month basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

     Depreciation expense for the three and six months ended June 30, 1999 was $1,565,595 and $3,360,214, respectively, compared to $2,693,747 and $5,541,624 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $658,227 and $1,316,284 or 24% and 23% of lease revenue, for the three and six months ended June 30, 1999, respectively, compared to $774,591 and $1,619,558, or 19% and 20% of lease revenue, for the same periods in 1998. Interest expense in future periods is expected to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding indebtedness. However, to the extent that reinvestment assets are acquired using financing, future interest expense could increase.

     Management fees were 4.9% and 4.7% of lease revenue for the three and six months ended June 30, 1999, compared to 4.3% of lease revenue for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $224,012 and $517,631 for the three and six months ended June 30, 1999, respectively, compared to $219,893 and $327,787 for the same periods in 1998. Operating expenses were higher in 1999 principally as a result of costs incurred of approximately $206,000 related to the repair and remarketing of an aircraft formerly leased to Alaska Airlines, Inc. in which the Trust held an interest. In addition, operating expenses in 1999 include an adjustment for 1998 actual administrative and third party costs of approximately $74,000. The increase in operating expenses from 1998 to 1999 was partially offset by legal fees accrued in 1998 related to the Class Action Lawsuit described in Note 9 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $5,345,148 and $6,550,825 for the six months ended June 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1999, the Trust expended $3,139,648 to acquire its investment in Kettle Valley. In connection with the investment, the Trust was paid $1,524,803 for a residual interest in an aircraft in which the Trust owns an interest (see Note 4 for discussion of this transaction). Also during the six months ended June 30, 1999, the Trust expended $2,424,000 to acquire its investment in Kirkwood (see Note 5 for discussion of this transaction). During the six months ended June 30, 1999, the Trust realized net cash proceeds from asset disposals of $5,995,529 compared to $3,130,915 for the same period in 1998. Sale proceeds in 1999 include $4,997,297 related to the Trust's 42.83% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. which was sold in January 1999. Future inflows of cash from asset disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     At June 30, 1999, the Trust was due aggregate future minimum lease payments of $16,009,583 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $34,676,351 (see Note 8 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1999, the Trust declared total cash distributions of $3,828,059, including the special distribution described below. Of the total distributions, the Beneficiaries were allocated $3,606,449 ($2,895,955 to Class A Beneficiaries and $710,494 to Class B Beneficiaries); the Special Beneficiary was allocated $197,652, and the Managing Trustee was allocated $23,958.

     In July 1999, the Trust distributed $1,513,639, including legal fees of $81,360 paid to Plaintiffs' counsel, as a special cash distribution in connection with the settlement of the Class Action Lawsuit described in Note 9 to the financial statements.

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

     In the future, the nature of the Trust's operations and principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures and change as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities and the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing future cash distribution rates.

     During the past year, the Managing Trustee has evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions have involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it is considering returning a portion of the Trust's capital to the Trust Beneficiaries in the event that suitable reinvestment transactions are not identified.

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



                                  AFG Investment Trust C


               By:      AFG ASIT Corporation, a Massachusetts
                        corporation and the Managing Trustee of
                        the Registrant.


               By:      /s/  Michael J. Butterfield
                        ----------------------------------------------------
                        Michael J. Butterfield
                        Treasurer AFG ASIT Corporation
                        (Duly Authorized Officer and
                        Principal Accounting Officer)


               Date:    August 6, 1999
                        ----------------------------------------------------


               By:      /s/  Gary Romano
                        ----------------------------------------------------
                        Gary M. Romano
                        Clerk of AFG ASIT Corporation
                        (Duly Authorized Officer and
                        Principal Financial Officer)


               Date:    August 6, 1999
                        ----------------------------------------------------