Form 10-Q
period 1999-09-30
AFG INVESTMENT TRUST C
filed 1999-11-04
CIK 879496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended     September 30, 1999
                               -------------------------------------------------

                                            OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

                               -----------------------




For Quarter Ended September 30, 1999                Commission File No.  0-21444


                             AFG Investment Trust C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     04-3157232
--------------------------------------------              ----------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

88 Broad Street, Boston, MA                                  02110
--------------------------------------------              ----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   -----------------------------

--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No______
                                             ------
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                             AFG Investment Trust C

                                    FORM 10-Q

                                      INDEX




                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at September 30, 1999 and December 31, 1998                                                        3

      Statement of Operations
        for the three and nine months ended September 30, 1999 and 1998                                    4

      Statement of Changes in Participants' Capital
        for the nine months ended September 30, 1999                                                       5

      Statement of Cash Flows
        for the nine months ended September 30, 1999 and 1998                                              6

      Notes to the Financial Statements                                                                 7-11


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      12-16


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                                           17

                             AFG Investment Trust C

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                                                 September 30,        December 31,
                                                                                     1999                 1998
                                                                                 -----------------   -----------------
ASSETS

Cash and cash equivalents                                                        $      23,016,669   $      17,025,123
Restricted cash                                                                                 --           4,919,327
Marketable securities                                                                      156,616                  --
Rents receivable                                                                           153,696             341,111
Accounts receivable - affiliate                                                            302,532             678,673
Loan receivable - Kettle Valley                                                             50,604                  --
Investment in Kettle Valley                                                              4,472,129                  --
Investment in Kirkwood                                                                   2,424,000                  --
Equipment at cost, net of accumulated depreciation
   of $32,239,136 and $42,241,976 at September 30, 1999
   and December 31, 1998, respectively                                                  40,184,795          49,944,695
                                                                                 -----------------   -----------------

         Total assets                                                            $      70,761,041   $      72,908,929
                                                                                 -----------------   -----------------
                                                                                 -----------------   -----------------



LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                                    $      33,649,016   $      35,072,883
Accrued interest                                                                           256,541             229,115
Accrued liabilities                                                                         46,092             311,500
Accrued liabilities - affiliates                                                            64,892              54,202
Deferred rental income                                                                     124,584             481,439
Other liabilities                                                                        1,524,803                  --
Cash distributions payable to participants                                                 399,296             399,296
                                                                                 -----------------   -----------------

         Total liabilities                                                              36,065,224          36,548,435
                                                                                 -----------------   -----------------

Participants' capital (deficit):
   Managing Trustee                                                                         13,738              12,631
   Special Beneficiary                                                                     113,338             104,209
   Class A Beneficiary Interests (1,787,153 Interests;
     initial purchase price of $25 each)                                                28,426,546          30,022,170
   Class B Beneficiary Interests (3,024,740 Interests;
     initial purchase price of $5 each)                                                  8,480,562           8,559,851
   Treasury Interests (223,861 Class A Interests at Cost)                               (2,338,367)         (2,338,367)
                                                                                 -----------------   -----------------

         Total participants' capital                                                    34,695,817          36,360,494
                                                                                 -----------------   -----------------

         Total liabilities and participants' capital                             $      70,761,041   $      72,908,929
                                                                                 -----------------   -----------------
                                                                                 -----------------   -----------------


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)


                                                               Three Months                           Nine Months
                                                             Ended September 30,                   Ended September 30,
                                                           1999               1998                1999               1998
                                                      --------------     --------------      --------------     --------------
Income:

    Lease revenue                                     $     2,504,766    $     3,764,697     $     8,122,970    $    11,944,029

    Interest income                                           294,208            272,239             886,187            831,683

    Gain (loss) on sale of equipment                        1,016,037            (61,062)          1,970,770          2,004,922

    Other income                                                   --                 --             261,116                 --
                                                      ---------------    ---------------     ---------------    ---------------

         Total income                                       3,815,011          3,975,874          11,241,043         14,780,634
                                                      ---------------    ---------------     ---------------    ---------------


Expenses:

    Depreciation                                            1,255,282          2,121,864           4,615,496          7,663,488

    Interest expense                                          646,037            750,573           1,962,321          2,370,131

    Equipment management fees
      - affiliates                                            131,541            165,098             396,265            517,421

    Operating expenses - affiliate                            416,145            216,975             933,776            544,762
                                                      ---------------    ---------------     ---------------    ---------------


         Total expenses                                     2,449,005          3,254,510           7,907,858         11,095,802
                                                      ---------------    ---------------     ---------------    ---------------


Net income                                            $     1,366,006    $       721,364     $     3,333,185    $     3,684,832
                                                      ---------------    ---------------     ---------------    ---------------
                                                      ---------------    ---------------     ---------------    ---------------

Net income
   per Class A Beneficiary Interest                   $         0.47     $         0.04      $         1.13     $         0.56
                                                      ---------------    ---------------     ---------------    ---------------
                                                      ---------------    ---------------     ---------------    ---------------
   per Class B Beneficiary Interest                   $         0.13     $         0.17      $         0.32     $         0.38
                                                      ---------------    ---------------     ---------------    ---------------
                                                      ---------------    ---------------     ---------------    ---------------
Cash distributions declared
   per Class A Beneficiary Interest                   $         0.41     $         0.41      $         2.03     $         1.23
                                                      ---------------    ---------------     ---------------    ---------------
                                                      ---------------    ---------------     ---------------    ---------------
   per Class B Beneficiary Interest                   $         0.12     $         1.65      $         0.35     $         1.98
                                                      ---------------    ---------------     ---------------    ---------------
                                                      ---------------    ---------------     ---------------    ---------------





                   The accompanying notes are an integral part
                         of these financial statements.

                                             AFG Investment Trust C

                                 STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL
                                  for the nine months ended September 30, 1999

                                                  (Unaudited)


                                              Managing          Special
                                               Trustee        Beneficiary           Class a Beneficiaries
                                               Amount           Amount          Interests          Amount
                                           --------------   --------------   --------------    ---------------

Balance at December 31, 1998               $      12,631    $      104,209        1,787,153    $    30,022,170

     Net income                                   36,763           303,290               --          2,015,010

     Unrealized gain on marketable
        securities                                   281             2,317               --             17,159
                                           -------------    --------------   --------------    ---------------

Comprehensive income                              37,044           305,607               --          2,032,169
                                           -------------    --------------   --------------    ---------------

Cash distributions declared                      (35,937)         (296,478)              --         (3,627,793)
                                           -------------    --------------   --------------    ---------------


Balance at September 30, 1999              $      13,738    $      113,338        1,787,153    $    28,426,546
                                           -------------    --------------   --------------    ---------------
                                           -------------    --------------   --------------    ---------------



                                                Class B Beneficiaries          Treasury
                                            Interests         Amount           Interests           Total
                                         --------------   ---------------   --------------    ----------

Balance at December 31, 1998                  3,024,740   $     8,559,851   $   (2,338,367)   $    36,360,494

     Net income                                      --           978,122               --          3,333,185

     Unrealized gain on marketable
        securities                                   --             8,330               --             28,087
                                         --------------   ---------------   --------------    ---------------

Comprehensive income                                 --           986,452               --          3,361,272
                                         --------------   ---------------   --------------    ---------------

Cash distributions declared                          --        (1,065,741)              --         (5,025,949)
                                         --------------   ---------------   --------------    ---------------


Balance at September 30, 1999                 3,024,740   $     8,480,562   $   (2,338,367)   $    34,695,817
                                         --------------   ---------------   --------------    ---------------
                                         --------------   ---------------   --------------    ---------------










                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                                           1999                  1998
                                                                                     ---------------       ----------------
Cash flows from (used in) operating activities:
Net income                                                                           $     3,333,185       $     3,684,832

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                      4,615,496             7,663,488
         Gain on sale of equipment                                                        (1,970,770)           (2,004,922)

Changes in assets and liabilities Decrease (increase) in:
         Rents receivable                                                                    187,415               622,055
         Accounts receivable - affiliate                                                     376,141               170,311
         Loan receivable - Kettle Valley                                                     (50,604)                   --
    Increase (decrease) in:
         Accrued interest                                                                     27,426                69,748
         Accrued liabilities                                                                (265,408)              141,450
         Accrued liabilities - affiliates                                                     10,690               (34,172)
         Deferred rental income                                                             (356,855)               58,378
                                                                                     ---------------       ---------------

            Net cash from operating activities                                             5,906,716            10,371,168
                                                                                     ---------------       ---------------

Cash flows from (used in) investing activities:
    Investment in Kettle Valley                                                           (3,139,648)                   --
    Investment in Kirkwood                                                                (2,424,000)                   --
    Purchase of marketable securities                                                       (128,529)                   --
    Other liabilities                                                                      1,524,803                    --
    Proceeds from equipment sales                                                          7,115,174             3,986,683
                                                                                     ---------------       ---------------

            Net cash from investing activities                                             2,947,800             3,986,683
                                                                                     ---------------       ---------------

Cash flows from (used in) financing activities:
    Principal payments - notes payable                                                    (2,756,348)           (3,775,870)
    Distributions paid                                                                    (5,025,949)           (8,605,715)
    Restricted cash                                                                        4,919,327             4,693,662
    Purchase of treasury interests                                                                --               (46,800)
                                                                                     ---------------       ---------------

            Net cash used in financing activities                                         (2,862,970)           (7,734,723)
                                                                                     ---------------       ---------------

Net increase in cash and cash equivalents                                                  5,991,546             6,623,128

Cash and cash equivalents at beginning of period                                          17,025,123             8,843,640
                                                                                     ---------------       ---------------

Cash and cash equivalents at end of period                                           $    23,016,669       $    15,466,768
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $     1,934,895       $     2,300,383
                                                                                     ---------------       ---------------
                                                                                     ---------------       ---------------
Supplemental disclosure of non-cash activity:
    See Note 4 to the financial statements.

                             AFG Investment Trust C

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine months ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of equity securities which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The Trust recorded an unrealized gain on available-for-sale securities of $28,087 during the nine months ended September 30, 1999 that is included as a separate component of participants' capital.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $13,821,220 are due as follows:

                 For the year ending September 30, 2000         $       6,960,508
                                                   2001                 2,838,224
                                                   2002                 2,027,510
                                                   2003                 1,701,360
                                                   2004                   293,618
                                                               ------------------

                                                   Total        $      13,821,220
                                                               ------------------
                                                               ------------------

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - INVESTMENT IN KETTLE VALLEY

     On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' equity investment, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project, which is in the early stages of being marketed to homebuyers, is zoned for 1,000 residential units in addition to commercial space that, currently, is being constructed. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

     The Trust's ownership share in EFG/Kettle Development LLC is 50.604% and had a cost of $4,427,850, which was funded with cash of $3,095,369 and a non-recourse note for $1,332,481. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured only by the Trust's stock interests in the SPC. In addition, the seller purchased a residual sharing interest in a Boeing 767-300 owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,524,803, or 50.604% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at September 30, 1999. Investment in Kettle Valley at September 30, 1999 represents the actual cost paid by the Trust plus a 1% acquisition fee.


NOTE 5 - INVESTMENT IN KIRKWOOD

     On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holders. KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Trust's ownership interest in EFG/Kirkwood had a cost of $2,424,000, including a 1% acquisition fee ($24,000) paid to EFG.


NOTE 6 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)



                                                               Remaining
                                                              Lease Term                       Equipment
         Equipment Type                                        (Months)                         At Cost
-----------------------------------                          -------------                  --------------
Aircraft                                                           1-39                     $   40,067,071
Locomotives                                                        9-54                          9,179,509
Manufacturing                                                      3-47                          9,053,648
Materials handling                                                 0-41                          5,488,401
Construction and mining                                            0-15                          3,290,740
Computers and peripherals                                          0-14                          1,930,688
Research & test                                                    0-18                          1,667,223
Retail store fixtures                                                 0                          1,540,586
Furniture & fixtures                                                  0                            203,261
Photocopying                                                          0                              2,804
                                                                                            --------------

                                                   Total equipment cost                         72,423,931

                                               Accumulated depreciation                        (32,239,136)
                                                                                            --------------
                             Equipment, net of accumulated depreciation                     $   40,184,795
                                                                                            --------------
                                                                                            --------------

     The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. At September 30, 1999, the Trust's equipment portfolio included equipment having a proportionate original cost of $51,319,550, representing approximately 71% of total equipment cost.

     The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of $1,610,872. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 7 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                              1999                 1998
                                                        ---------------      ---------------

     Equipment management fees                          $       396,265      $       517,421
     Acquisition fees                                            25,285                   --
     Administrative charges                                     151,095               68,058
     Reimbursable operating expenses
         due to third parties                                   782,681              476,704
                                                        ---------------      ---------------

                                     Total              $     1,355,326      $     1,062,183
                                                        ---------------      ---------------
                                                        ---------------      ---------------

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1999, the Trust was owed $302,532 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1999.

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)


     Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $43,000 and $31,000, respectively.


NOTE 8 - NOTES PAYABLE

     Notes payable at September 30, 1999 consisted of installment notes of $33,649,016 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.76% and 14.46%, except for one note which bears a fluctuating interest rate based on LIBOR (5.38 % at September 30, 1999) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments, except for one note which is collateralized by certain stock interests (see Note 4). Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $20,469,318, $2,717,790 and $282,421 at the expiration of lease terms related to an aircraft leased to SAS, certain rail equipment and its interest in an aircraft leased to Reno Air, Inc., respectively. The carrying amount of notes payable approximates fair value at September 30, 1999.

    The annual maturities of notes payable are as follows:


    For the year ending September 30, 2000             $    6,842,104
                                      2001                 22,792,905
                                      2002                  1,879,189
                                      2003                  1,848,479
                                      2004                    286,339
                                                       --------------

                                     Total             $   33,649,016
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

     On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that includes the Trust. Claims involving the second sub-class, not including the Trust, remain pending. As a result of the settlement, the Trust declared a special cash distribution of $1,513,639, including legal fees for Plaintiffs' counsel of $81,360, that was paid in July 1999. In addition, the parent company of the Managing Trustee, Equis II Corporation, agreed to commit $3,405,688 of its Class B Capital Contributions (paid in connection with its purchase of Class B Interests in July 1997) to the Trust for the Trust's investment purposes. In the absence of this commitment, Equis II Corporation would have been entitled to receive a Class B Capital Distribution for this amount pursuant to the Trust Agreement, as amended. The Trust's share of legal fees and expenses related to the Class Action Lawsuit, including the fees for Plaintiff's counsel referenced above, was estimated to be approximately $280,000, all of which was accrued and expensed by the Trust in 1998.

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)


     In addition to the foregoing, the Trust is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. The following action was resolved during the nine months ended September 30, 1999:

ACTION INVOLVING NATIONAL STEEL CORPORATION

     EFG, on behalf of the Trust and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"). The Complaint sought reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Trust for the disputed sales tax items referenced above. This matter did not have a material effect on the Trust's financial position or results of operations.


NOTE 10 - SUBSEQUENT EVENT

     In October 1999, the Trust sold its 50% interest in a Boeing 747 aircraft formerly leased to British Airways PLC that had been fully depreciated. The Trust received sale proceeds of $1,000,000.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Trust. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1999, the Trust recognized lease revenue of $2,504,766 and $8,122,970, respectively, compared to $3,764,697 and $11,944,029 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three and nine months ended September 30, 1999 was $294,208 and $886,187, respectively, compared to $272,239 and $831,683 for the same periods in 1998. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1999 and 1998 includes interest earned on proceeds resulting from the issuance of Class B Interests. Future interest income will fluctuate as a result of changing interest rates, the collection of lease revenue and the proceeds from equipment sales, among other factors.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 1999.

     During the three and nine months ended September 30, 1999, the Trust sold equipment having a net book value of $103,608 and $5,144,404 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $1,016,037 and $1,970,770, respectively.

     During the three and nine months ended September 30, 1998, the Trust sold equipment having a net book value of $916,830 and $1,981,761 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $61,062 for the three months ended September 30, 1998 and a net gain, for financial statement purposes, of $2,004,922, for the nine months ended September 30, 1998.

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

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


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

     Depreciation expense for the three and nine months ended September 30, 1999 was $1,255,282 and $4,615,496, respectively, compared to $2,121,864 and
$7,663,488 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $646,037 and $1,962,321 or 25.8% and 24.2% of lease revenue, for the three and nine months ended September 30, 1999, respectively, compared to $750,573 and $2,370,131, or 19.9% and 19.8% of lease revenue, for the same periods in 1998. Management fees were $131,541 and $396,265 for the three and nine months ended September 30, 1999, respectively, compared to $165,098 and $517,421 for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $416,145 and $933,776 for the three and nine months ended September 30, 1999, respectively, compared to $216,975 and $544,762 for the same periods in 1998. Operating expenses were higher in 1999 principally as a result of costs incurred of approximately $206,000 related to the repair and remarketing of an aircraft formerly leased to Alaska Airlines, Inc. in which the Trust held an interest and legal fees incurred of approximately $198,000 related to the Trust's investment in Kettle Valley and Kirkwood. In addition, operating expenses in 1999 include an adjustment for 1998 actual administrative and third party costs of approximately $74,000. The increase in operating expenses from 1998 to 1999 was partially offset by legal fees accrued in 1998 related to the Class Action Lawsuit described in Note 9 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $5,906,716 and $10,371,168 for the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Trust experiences a higher frequency of remarketing events.

     The Trust's equipment is leased by a number of creditworthy, investment-grade companies and, to date, the Trust has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999, the Trust expended $3,139,648 to acquire its investment in Kettle Valley. In connection with the investment, the Trust was paid $1,524,803 for a residual interest in an aircraft in which the Trust owns an interest (see Note 4). Also during the nine months ended September 30, 1999, the Trust expended $2,424,000 to acquire its investment in Kirkwood (see Note 5). During the nine months ended September 30, 1999, the Trust realized net cash proceeds from asset disposals of $7,115,174 compared to $3,986,683 for the same period in 1998. Sale proceeds in 1999 include $4,997,297 related to the Trust's 42.83% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. which was sold in January 1999. Future inflows of cash from asset disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     At September 30, 1999, the Trust was due aggregate future minimum lease payments of $13,821,220 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $33,649,016 (see Note 8 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


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

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1999, the Trust declared total cash distributions of $5,025,949, including the special distribution described below. Of the total distributions, the Beneficiaries were allocated $4,693,534 ($3,627,793 to Class A Beneficiaries and $1,065,741 to Class B Beneficiaries); the Special Beneficiary was allocated $296,478, and the Managing Trustee was allocated $35,937.

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

     In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1998, the Managing Trustee had a negative tax capital account balance of $70,410. No such requirement exists with respect to the Special Beneficiary.

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


                               Date:    November 4, 1999
                                        --------------------------------------



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


                               Date:    November 4, 1999
                                        --------------------------------------