Form 10-K
period 1999-12-31
AFG INVESTMENT TRUST C
filed 2000-03-30
CIK 879496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1999
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________   to _______________________

Commission file number           0-21444
                        --------------------------------------------------------

                             AFG Investment Trust C
             (Exact name of registrant as specified in its charter)

 Delaware                                        04-3157232
-----------------------------------------       --------------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification No.)

 88 Broad Street, Sixth Floor, Boston, MA        02110
-----------------------------------------       --------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act   NONE
                                                            --------------------

   Title of each class               Name of each exchange on which registered

---------------------------     ------------------------------------------------

---------------------------     ------------------------------------------------

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


                      DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1999 (Part I and II)

                             AFG Investment Trust C

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.  Business                                                              3

Item 2.  Properties                                                            5

Item 3.  Legal Proceedings                                                     5

Item 4.  Submission of Matters to a Vote of Security Holders                   5


                                  PART II

Item 5.  Market for the Trust's Securities and Related Security Holder
         Matters                                                               6

Item 6.  Selected Financial Data                                               7

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

Item 8.  Financial Statements and Supplementary Data                           7

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                              7


                                 PART III

Item 10. Directors and Executive Officers of the Trust                         8

Item 11. Executive Compensation                                               10

Item 12. Security Ownership of Certain Beneficial Owners and Management       10

Item 13. Certain Relationships and Related Transactions                       11

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   14-15

PART I

Item 1. Business.

   (a)  General Development of Business

   AFG Investment Trust C (the "Trust") was organized as a Delaware business trust in accordance with the Delaware Business Trust Act (the "Act") on August 31, 1992 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Participants' capital initially consisted of contributions of $1,000 from the Managing Trustee, AFG ASIT Corporation, $1,000 from the Special Beneficiary, Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG"), and $100 from the Initial Beneficiary, AFG Assignor Corporation, a wholly-owned affiliate of EFG or the "Advisor". The Trust issued an aggregate of 2,011,014 Beneficiary Interests (hereinafter referred to as Class A Interests) at a subscription price of $25.00 each ($50,275,350 in total) to 2,477 investors through 9 serial closings commencing December 15, 1992 and ending September 2, 1993. On July 18, 1997, the Trust issued 3,024,740 Class B Interests at $5.00 each ($15,123,700 in total), of which (i) 3,019,220 interests are held by Equis II Corporation, an affiliate of EFG, and (ii) 5,520 interests are held by 10 other Class A investors. The Trust repurchased 218,661 Class A Interests on October 10, 1997 at a cost of $2,291,567 using proceeds from the issuance of Class B Interests. On April 28, 1998, the Trust repurchased 5,200 additional Class A Interests at a cost of $46,800. Accordingly, there are 1,787,153 Class A Interests currently outstanding. The Class A and Class B Interest holders are collectively referred to as the "Beneficiaries".

   The Trust has one Managing Trustee, AFG ASIT Corporation, a Massachusetts corporation, and one Special Beneficiary, Semele Group Inc. ("Semele"). Semele purchased the Special Beneficiary Interests from EFG during the fourth quarter of 1999. EFG continues to act as Advisor to the Trust and provides services in connection with the acquisition and remarketing of the Trust's assets. The Managing Trustee is responsible for the general management and business affairs of the Trust. AFG ASIT Corporation is a wholly owned subsidiary of Equis II Corporation and an affiliate of EFG. Class A Interests and Class B Interests basically have identical voting rights and, therefore, Equis II Corporation has control over the Trust on all matters on which the Beneficiaries may vote. Gary
D. Engle, has voting control of Equis II Corporation. The Managing Trustee and the Special Beneficiary are not required to make any other capital contributions except as may be required under the Second Amended and Restated Declaration of Trust, as amended (the "Trust Agreement").

   (b)  Financial Information About Industry Segments

   Historically, the Trust has been engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate undiscounted, noncancellable rents equal or exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate undiscounted, noncancellable rental payments are less than the Purchase Price of the leased equipment. In connection with a Solicitation Statement and consent of Beneficiaries in 1998, the Trust Agreement was modified to permit the Trust to invest in assets other than equipment. During 1999, the Trust made certain non-equipment investments that the Managing Trustee believes have the potential to enhance the Trust's overall economic performance for the benefit of all of the Beneficiaries. Industry segment data is not applicable.

   (c)  Narrative Description of Business

   The Trust was organized to acquire a diversified portfolio of capital equipment subject to various full-payout and operating leases and to lease the equipment to third parties as income-producing investments. Significant operations commenced coincident with the Trust's initial purchase of equipment and associated lease commitments on December 15, 1992. The acquisition of the equipment and its associated leases is described in detail in Note 3 to the financial statements included in Item 14 herein. Pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2004. The Trust was a Nominal Defendant in a Class Action Lawsuit, the resolution of which is described in Note 9 to the accompanying financial statements.

   The Trust has no employees; however, it entered into a Advisory Agreement with EFG. EFG's role, among other things, is to (i) evaluate, select, negotiate and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing and refinancing of equipment, and (iii) arrange the resale of equipment. The Advisor is compensated for such services as described in the Trust Agreement, Item 13 herein, and in Note 6 to the financial statements included in Item 14, herein.

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

   Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1999, 1998 and 1997 is incorporated herein by reference to Note 2 to the financial statements in the 1999 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

   The Trust Agreement originally provided for the reinvestment of Cash From Sales or Refinancings in additional equipment until September 2, 1997, a period of four years following the Final Closing. In connection with the Solicitation Statement and consent of Beneficiaries in 1998, the Trust's reinvestment provisions were reinstated until December 31, 2002 (see Note 6 to the financial statements included in Item 14 herein) and the Trust was permitted to invest in assets other than equipment. Upon the expiration of each primary lease term, the Managing Trustee will determine whether to sell or re-lease the Trust's equipment, depending on the economic advantages of each alternative. Over time, the Trust will begin to liquidate its portfolio of equipment. Similarly, any non-equipment investments will be liquidated as the Trust nears its scheduled dissolution date.

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

   (d) Financial Information About Foreign and Domestic Operations and Export Sales

   Not applicable.

Item 2.  Properties.

   Incorporated herein by reference to Note 3 to the financial statements in the 1999 Annual Report.

Item 3.  Legal Proceedings.

   Incorporated herein by reference to Note 9 to the financial statements in the 1999 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

PART II

Item 5.  Market for the Trust's Securities and Related Security Holder Matters.

   (a) Market Information

   There is no public market for the resale of the Interests and it is not anticipated that a public market for resale of the Interests will develop.

   (b) Approximate Number of Security Holders

   At December 31, 1999, there were 1,946 record holders (1,935 Class A Interests and 11 Class B Interests) in the Trust.

   (c) Dividend History and Restrictions

   Historically, cash distributions have been declared and paid within 45 days after the completion of each calendar month and described in a statement sent to the Beneficiaries. Distributions prior to Class B Payout (defined below) were allocated to the Class A and Class B Beneficiaries as follows: first, 100% to the Class A Beneficiaries up to $0.41 per Class A Interest; second, 100% to the Class B Beneficiaries up to $0.164 per Class B Interest, reduced by the Class B Distribution Reduction Factor (defined below); third, 100% to the Class A Beneficiaries up to an additional $0.215 per Class A Interest; and fourth, until Class B Payout was attained, 80% to the Class B Beneficiaries and 20% to the Class A Beneficiaries.

    During the past year, the Managing Trustee evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions have involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it anticipates that the Trust will be able to fund these new investments with cash on hand or from other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution to the Trust Beneficiaries totaling $15,200,000 which was paid on January 19, 2000.

   After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. Looking forward, the Managing Trustee does not expect to reinstate cash distributions until expiration of the Trust's reinvestment period in December 2001; however, the Managing Trustee periodically will review and consider other one-time distributions. In addition to maintaining sale proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations to pay down debt and for the continued maintenance of the Trust's assets. The Managing Trustee believes that this change in policy is in the best interests of the Trust over the long term and will have the added benefit of reducing the Trust's distribution expenses.

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

   Class B Payout means the first time when the aggregate amount of all distributions actually made to the Class B Beneficiaries equals $5 per Class B Interest plus a cumulative annual return of 8% per annum compounded quarterly with respect to capital contributions returned to them as a Class B Capital Distribution and 10% per annum, compounded quarterly, with respect to the balance of their capital contributions calculated beginning August 1, 1997, the first day of the month following the Class B Closing. Class B Payout occurred on January 19, 2000 in conjunction with the special cash distribution paid on that date.

   As Class B Payout has been attained, all further distributions will be made to the Class A Beneficiaries and the Class B Beneficiaries in amounts so that each Class A Beneficiary receives, with respect to each Class A Interest, an amount equal to 400%, divided by the difference between 100% and the Class B Distribution Reduction Factor, of the amount so distributed with respect to each Class B Interest. The Class B Distribution Reduction Factor means the percentage determined as a fraction, the numerator of which is the aggregate amount of any cash distributions paid to the Class B Beneficiaries as a return of their original capital contributions (on a per Class B Subordinated Interest basis), discounted at 8% per annum (commencing August 1, 1997, the first day of the month following the Class B Closing) and the denominator of which is $5.00.

   Distributions in 1999 and 1998 were as follows:

                                         Managing         Special
                           Total          Trustee        Beneficiary     Beneficiaries
                         -----------    -----------      ----------       -----------
Total 1999 distributions
     Class A Interests   $ 8,838,796    $    74,065      $  611,038       $ 8,153,693
     Class B Interests    12,185,755        121,858       1,005,324        11,058,573
                         -----------    -----------      ----------       -----------
            Total        $21,024,551    $   195,923      $1,616,362       $19,212,266
                         ===========    ===========      ==========       ===========

Total 1998 distributions
     Class A Interests   $ 3,228,082    $    32,280      $  266,317       $ 2,929,485
     Class B Interests     6,523,016         18,762         154,783         6,349,471
                         -----------    -----------      ----------       -----------
            Total        $ 9,751,098    $    51,042      $  421,100       $ 9,278,956
                         ===========    ===========      ==========       ===========

   Distributions payable were $15,200,000 and $399,296 at December 31, 1999 and 1998, respectively.

Item 6.  Selected Financial Data.

   Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

   Incorporated herein by reference to the financial statements and supplementary data included in the 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

PART III

Item 10.  Directors and Executive Officers of the Trust.

   (a-b) Identification of Directors and Executive Officers

   The Trust has no Directors or Officers. As indicated in Item 1 of this report, AFG ASIT Corporation is the Managing Trustee of the Trust. Under the Trust Agreement, the Managing Trustee is solely responsible for the operation of the Trust's properties and the Beneficiaries have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing Trustee as of March 15, 2000 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS
OF THE MANAGING TRUSTEE (See Item 13)

          Name                             Title                   Age      Term
------------------------     --------------------------------     --------  ----
Geoffrey A. MacDonald        Chairman and a member of the                   Until a
                             Executive Committee of EFG                    successor
                             and President and a Director                   is duly
                             of the Managing Trustee               51       elected
                                                                              and
Gary D. Engle                President and Chief Executive Officer         qualified
                             and a member of the Executive
                             Committee of EFG and a Director
                             of the Managing Trustee               51

Gary M. Romano               Executive Vice President and Chief
                             Operating Officer of EFG and
                             Clerk of the Managing Trustee         40

Michael J. Butterfield       Senior Vice President, Finance and
                             Treasurer of EFG and Treasurer of
                             the Managing Trustee                  40

James A. Coyne               Executive Vice President, Capital
                             Markets of EFG and Senior Vice
                             President of the Managing Trustee     39

Sandra L. Simonsen           Senior Vice President, Information
                             Systems of EFG                        49

Gail D. Ofgant               Senior Vice President, Lease
                             Operations of EFG                     34

   (c) Identification of Certain Significant Persons

   None.

   (d) Family Relationship

   No family relationship exists among any of the foregoing Directors or Executive Officers.

   (e) Business Experience

   Mr. MacDonald, age 51, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the Managing Trustee. Mr. MacDonald was also a co-founder, Director, and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds a M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

   Mr. Engle, age 51, is President and Chief Executive Officer of EFG and sole shareholder and Director of its general partner, Equis Corporation and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates, and controls the general partner of Old North Capital Limited Partnership ("ONC"). Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a MBA from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

   Mr. Romano, age 40, became Executive Vice President and Chief Operating Officer of EFG, and Secretary of Equis Corporation in 1996 and is Secretary or Clerk of several of EFG's subsidiaries and affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

   Mr. Coyne, age 39, is Executive Vice President, Capital Markets of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. From May 1993 through November 1994, he was employed by the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985, he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a B.S. in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

   Mr. Butterfield, age 40, is Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates and is Treasurer of the Managing Trustee and Semele. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of it's affiliates in April 1996 and in July 1998, was promoted to Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London
(UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

   Ms. Simonsen, age 49, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company, which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

   Ms. Ofgant, age 34, is Senior Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in July 1989, was promoted to Manager Lease Operations in April 1994, and became Vice President of Lease Operations in April 1996. In July 1998, Ms. Ofgant was promoted to Senior Vice President of Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

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

   (b) Compensation Pursuant to Plans

   None.

   (c) Other Compensation

   Although the Trust has no employees, as discussed in Item 11(a), pursuant to section 10.4(c) of the Trust Agreement, the Trust incurs a monthly charge for personnel costs of EFG for persons engaged in providing administrative services to the Trust. A description of the remuneration paid by the Trust to the Managing Trustee and its Affiliates for such services is included in Item 13, herein and in Note 6 to the financial statements included in Item 14, herein.

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

   As of March 1, 2000, the following person or group owns beneficially more than 5% of the Trust's outstanding Beneficiary interests:

                                   Name and                 Amount           Percent
         Title                    Address of             of Beneficial          of
       of Class                Beneficial Owner            Ownership           Class
------------------------    -----------------------    ----------------       -------
Interests Representing       Equis II Corporation
  Class B Beneficiary          88 Broad Street          3,019,220 Interests    99.82%
                               Boston, MA 02110

   No person or group is known by the Managing Trustee to own beneficially more than 5% of the Trust's 1,787,153 outstanding Class A Interests as of March 1, 2000.

   Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary D. Engle.

   The ownership and organization of EFG is described in Item 1 of this report.

Item 13.  Certain Relationships and Related Transactions.

   The Managing Trustee of the Trust is AFG ASIT Corporation, an affiliate of
EFG.

   (a) Transactions with Management and Others

   All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1999, 1998 and 1997, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                            1999             1998             1997
                                        -----------      -----------      --------

Acquisition fees                        $   75,281       $       --       $ 1,121,157
Equipment management fees                  513,019          659,939           725,116
Offering costs                                  --               --           151,237
Administrative charges                     192,348           90,744            84,834
Reimbursable operating expenses
   due to third parties                    650,915          702,535           656,425
                                        ----------       ----------       -----------

                    Total               $1,431,563       $1,453,218       $ 2,738,769
                                        ==========       ==========       ===========

   EFG and its Affiliates were reimbursed for their out-of-pocket offering costs incurred on behalf of the Trust in an amount equal to 1% of the gross proceeds realized by the four trusts which sold Class B Interests pursuant to a Registration Statement on Form S-1 in 1997. The amount of reimbursement made by the Trust was prorated in proportion to the number of Beneficiary Interests sold in the Trust.

   As provided under the terms of the Trust Agreement, EFG is compensated for its services to the Trust. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, EFG was compensated by an amount equal to .28% of Asset Base Price paid by the Trust for each asset acquired for the Trust's initial asset portfolio. For acquisition services during the initial reinvestment period, which expired on September 2, 1997, EFG was compensated by an amount equal to 3% of Asset Base Price paid by the Trust. In connection with a Solicitation Statement and consent of Beneficiaries in 1998, the Trust's reinvestment provisions were reinstated through December 31, 2002 and the Trust was permitted to invest in assets other than equipment. Acquisition fees paid to EFG in connection with such reinvestment assets are equal to 1% of Asset Base Price paid by the Trust. For management services, EFG is compensated by an amount equal to (i) 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Trust with respect to assets acquired on or prior to March 31, 1998. For management services earned in connection with assets acquired on or after April 1, 1998, EFG is compensated by an amount equal to 2% of gross lease rental revenue received by the Trust. Both of these fees are subject to certain limitations defined in the Trust Agreement. For non-equipment investments other than cash, the Managing Trustee receives an annualized management fee of 1%. Compensation to EFG for services connected to the remarketing of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Trust Agreement.

   Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Trust which are reimbursed to EFG at actual cost.

   All equipment was purchased from EFG or directly from external vendors. The Trust's Purchase Price is determined by the method described in Note 2 to the Trust's financial statements included in Item 14, herein.

   All rents and proceeds from the sale of equipment are paid by the lessee directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At December 31, 1999, the Trust was owed $940,527 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in January 2000.

   Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership formed in 1995 and an affiliate of EFG, owns 9,210 Class A Interests or less than 1% of the total outstanding Class A Interests of the Trust. The general partner of ONC is controlled by Gary D. Engle. In addition, the limited partnership interests of ONC are owned by a subsidiary of Semele Group, Inc. ("Semele"). Gary D. Engle is Chairman and CEO of Semele.

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

   Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of a majority of all of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary
D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions. During the fourth quarter of 1999, Semele Group Inc. purchased an 85% interest in Equis II Corporation; however, voting control with respect to the Class B Interests owned by Equis II Corporation remains vested in Mr. Engle.

   (b) Certain Business Relationships

   None.

   (c) Indebtedness of Management to the Trust

   None.

   (d) Transactions with Promoters

   See Item 13(a) above.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)  Documents filed as part of this report:

         (1)     Financial Statements:

                 Report of Independent Auditors...............................*

                 Statement of Financial Position
                 at December 31, 1999 and 1998................................*

                 Statement of Operations
                 for the years ended December 31, 1999, 1998 and 1997.........*

                 Statement of Changes in Participants' Capital
                 for the years ended December 31, 1999, 1998 and 1997.........*

                 Statement of Cash Flows
                 for the years ended December 31, 1999, 1998 and 1997.........*

                 Notes to the Financial Statements............................*

         (2)     Financial Statement Schedules:

                 None required.

         (3)     Exhibits:

                 Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

Exhibit
Number
-------

  4         Second Amended and Restated Declaration of Trust.

 10.1 Guarantee Agreement dated March 8, 2000 between AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (each a Guarantor) and Heller Affordable Housing of Florida, Inc. (among others as Beneficiaries) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.1 and is included herein.

 10.2 Guarantee Fee Agreement dated March 8, 2000 between AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (each a Guarantor) and Echelon Commercial LLC is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and is included herein.

* Incorporated herein by reference to the appropriate portion of the 1999 Annual Report to security holders for the year ended December 31, 1999 (see Part II).

Exhibit
Number
-------

  10.3 Guarantors' Contribution Agreement dated March 8, 2000 by and among AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (each a Guarantor) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.3 and is included herein.

  13 The 1999 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

  23        Consent of Independent Auditors.

  99(a) Lease agreement with Hyundai Electronics America, Inc. is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 99 (a) and is included herein.

  99(b) Lease agreement with Scandinavian Airlines System was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 99 (a) and is incorporated herein by reference.

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


                             AFG Investment Trust C


                            By: AFG ASIT Corporation,
                       a Massachusetts corporation and the
                       Managing Trustee of the Registrant.


By: /s/ Geoffrey A. MacDonald            By: /s/   Gary D. Engle
    ------------------------------           ------------------------------
Geoffrey A. MacDonald                    Gary D. Engle
Chairman and a member of the             President and Chief Executive
Executive Committee of EFG and           Officer and a member of the
President and a Director of the          Executive Committee of EFG and a
Managing Trustee                         Director of the Managing Trustee
                                         (Principal Executive Officer)


Date:     March 30, 2000                 Date:     March 30, 2000
     -----------------------------           ------------------------------


By: /s/  Gary M. Romano                   By: /s/   Michael J. Butterfield
    ------------------------------            -----------------------------
Gary M. Romano                            Michael J. Butterfield
Executive Vice President and Chief        Senior Vice President, Finance and
Operating Officer of EFG and Clerk        Treasurer of EFG and Treasurer
of the Managing Trustee                   of the Managing Trustee
(Principal Financial Officer)             (Principal Accounting Officer)


Date:     March 30, 2000                 Date:     March 30, 2000
     -----------------------------            -----------------------------