Form 10-Q
period 2000-03-31
AFG INVESTMENT TRUST C
filed 2000-05-15
CIK 879496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2000
                               -------------------------------------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------     -------------------------

For Quarter Ended March 31, 2000                   Commission File No.  0-21444


                             AFG INVESTMENT TRUST C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                   04-3157232
--------------------------------------------               ---------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)

88 Broad Street, Boston, MA                                02110
--------------------------------------------               ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes          No
                                                      ------     ------

                             AFG Investment Trust C

                                    FORM 10-Q

                                      INDEX


                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION:

       Item 1.  Financial Statements

            Statement of Financial Position
                at March 31, 2000 and December 31, 1999                   3

            Statement of Operations
                for the three months ended March 31, 2000 and 1999        4

            Statement of Changes in Participants' Capital
                for the three months ended March 31, 2000                 5

            Statement of Cash Flows
                for the three months ended March 31, 2000 and 1999        6

            Notes to the Financial Statements                          7-10

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   11-14

PART II.  OTHER INFORMATION:

       Items 1 - 6                                                       15


                             AFG Investment Trust C

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 2000 and December 31, 1999

                                   (Unaudited)


                                                                   March 31,      December 31,
                                                                     2000              1999
                                                                 ------------     ------------
ASSETS

Cash and cash equivalents                                        $  9,045,572     $ 22,923,967
Marketable securities                                                 279,680          434,176
Rents receivable                                                      162,109          214,690
Accounts receivable - affiliate                                       205,831          940,527
Accounts receivable - other                                           272,548               --
Interest receivable                                                     2,222           14,722
Loan receivable - Kettle Valley                                        77,059           77,059
Investment in Kettle Valley                                         4,455,679        4,472,129
Investment in EFG/Kirkwood                                          2,963,950        2,706,800
Other assets                                                          340,951          340,951
Equipment at cost, net of accumulated depreciation
     of $22,482,293 and $22,674,903 at March 31, 2000
     and December 31, 1999, respectively                           37,806,453       38,965,921
                                                                 ------------     ------------

                  Total assets                                   $ 55,612,054     $ 71,090,942
                                                                 ============     ============

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                    $ 31,661,578     $ 32,573,152
Accrued interest                                                      260,343          171,784
Accrued liabilities                                                    91,769           96,804
Accrued liabilities - affiliate                                        72,249           48,503
Deferred rental income                                                 44,774          317,185
Other liabilities                                                   1,524,803        1,524,803
Cash distributions payable to participants                                 --       15,200,000
                                                                 ------------     ------------

                  Total liabilities                                33,655,516       49,932,231
                                                                 ------------     ------------

Participants' capital (deficit):
     Managing Trustee                                                   3,965          (20,275)
     Special Beneficiary                                               33,686         (167,270)
     Class A Beneficiary Interests (1,787,153 Interests;
         initial purchase price of $25 each)                       24,176,760       23,898,406
     Class B Beneficiary Interests (3,024,740 Interests;
         initial purchase price of $5 each)                            80,494         (213,783)
     Treasury Interests (223,861 Class A Interests at Cost)        (2,338,367)      (2,338,367)
                                                                 ------------     ------------
                  Total participants' capital                      21,956,538       21,158,711
                                                                 ------------     ------------
                  Total liabilities and participants' capital    $ 55,612,054     $ 71,090,942
                                                                 ============     ============



                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)


                                                   2000          1999
                                                ----------    ----------
Income:

       Lease revenue                            $2,145,097    $2,852,619

       Interest income                             185,923       277,854

       Gain on sale of equipment                   227,860       321,474

       Gain on sale of marketable securities        86,079            --

       Other income                                206,329       261,116
                                                ----------    ----------

            Total income                         2,851,288     3,713,063
                                                ----------    ----------

Expenses:

       Depreciation                              1,116,328     1,794,619

       Amortization                                 16,450            --

       Interest expense                            669,837       658,057

       Management fees - affiliates                116,844       130,104

       Operating expenses - affiliate              105,540       293,619
                                                ----------    ----------

            Total expenses                       2,024,999     2,876,399
                                                ----------    ----------

Net income                                      $  826,289    $  836,664
                                                ==========    ==========

Net income
       per Class A Beneficiary Interest         $     0.17    $     0.29
                                                ==========    ==========

       per Class B Beneficiary Interest         $     0.10    $     0.08
                                                ==========    ==========

Cash distributions declared
       per Class A Beneficiary Interest         $       --    $     0.41
                                                ==========    ==========
       per Class B Beneficiary Interest         $       --    $     0.12
                                                ==========    ==========



                  The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                 STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL
                   for the three months ended March 31, 2000

                                   (Unaudited)



                                             Managing         Special          Class A Beneficiaries
                                             Trustee        Beneficiary     ----------------------------
                                             Amount           Amount          Interests       Amount
                                          ------------     ------------     ------------    ------------

Balance at December 31, 1999              $    (20,275)    $   (167,270)       1,787,153    $ 23,898,406

         Net income                             24,525          202,329               --         303,974

         Unrealized loss on marketable
                securities                        (285)          (1,373)              --         (25,620)
                                          ------------     ------------     ------------    ------------

Comprehensive income                            24,240          200,956               --         278,354
                                          ------------     ------------     ------------    ------------

Balance at March 31, 2000                 $      3,965     $     33,686        1,787,153    $ 24,176,760
                                          ============     ============     ============    ============



                                              Class B Beneficiaries
                                           ----------------------------       Treasury
                                            Interests        Amount          Interests           Total
                                           ------------    ------------     ------------     ------------
Balance at December 31, 1999                  3,024,740    $   (213,783)    $ (2,338,367)    $ 21,158,711

         Net income                                  --         295,461               --          826,289

         Unrealized loss on marketable
                securities                           --          (1,184)              --          (28,462)
                                           ------------    ------------     ------------     ------------

Comprehensive income                                 --         294,277               --          797,827
                                           ------------    ------------     ------------     ------------

Balance at March 31, 2000                     3,024,740    $     80,494     $ (2,338,367)    $ 21,956,538
                                           ============    ============     ============     ============






                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)


                                                                      2000             1999
                                                                  ------------     ------------
Cash flows from (used in) operating activities:
Net income                                                        $    826,289     $    836,664
Adjustments to reconcile net income to
       net cash from operating activities:
                  Depreciation and amortization                      1,132,778        1,794,619
                  Accretion of bond discount                            (2,495)              --
                  Gain on sale of equipment                           (227,860)        (321,474)
                  Gain on sale of marketable securities                (86,079)              --

Changes in assets and liabilities
       Decrease (increase) in:
                  Rents receivable                                      52,581          126,640
                  Accounts receivable - affiliate                      734,696          193,745
                  Accounts receivable - other                         (272,548)              --
                  Interest receivable                                   12,500               --
                  Loan receivable - Kettle Valley                           --          (50,604)
       Increase (decrease) in:
                  Accrued interest                                      88,559         (100,342)
                  Accrued liabilities                                   (5,035)           6,300
                  Accrued liabilities - affiliate                       23,746            5,860
                  Deferred rental income                              (272,411)          (3,149)
                                                                  ------------     ------------

                         Net cash from operating activities          2,004,721        2,488,259
                                                                  ------------     ------------

Cash flows from (used in) investing activities:
       Proceeds from equipment sales                                   271,000        5,288,444
       Proceeds from sale of marketable securities                     214,608               --
       Investment in EFG/Kirkwood                                     (257,150)              --
       Investment in Kettle Valley                                          --       (3,139,648)
       Other liabilities                                                    --        1,524,803
                                                                  ------------     ------------

                         Net cash from investing activities            228,458        3,673,599
                                                                  ------------     ------------

Cash flows used in financing activities:
       Principal payments -  notes payable                            (911,574)        (981,542)
       Distributions paid                                          (15,200,000)      (1,197,890)
                                                                  ------------     ------------

                         Net cash used in financing activities     (16,111,574)      (2,179,432)
                                                                  ------------     ------------

Net (decrease) increase in cash and cash equivalents               (13,878,395)       3,982,426

Cash and cash equivalents at beginning of period                    22,923,967       17,025,123
                                                                  ------------     ------------

Cash and cash equivalents at end of period                        $  9,045,572     $ 21,007,549
                                                                  ============     ============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                   $    581,278     $    758,399
                                                                  ============     ============
Supplemental disclosure of non-cash activity:
       See Note 6 to the financial statements



                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust C

                        Notes to the Financial Statements
                                 March 31, 2000

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1999 Annual Report.

         In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and results of operations for the three months ended March 31, 2000 and 1999 have been made and are reflected.

NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of equity securities and debt securities that are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income on the accompanying Statement of Operations.

         The Trust recorded an unrealized loss on available-for-sale securities of $28,462 during the three months ended March 31, 2000 that is included as a separate component of participants' capital. At March 31, 2000, total debt securities had an amortized cost of $287,975 and a fair value of $279,680. During the three months ended March 31, 2000, total comprehensive income amounted to $797,827.


NOTE 3 - REVENUE RECOGNITION

         Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $10,217,634 are due as follows:

             For the year ending March 31, 2001     $     5,122,463
                                           2002           2,125,899
                                           2003           1,904,141
                                           2004           1,065,131
                                                    ---------------

                                           Total    $    10,217,634
                                                    ===============

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)

NOTE 4 - OTHER ASSETS

         Other assets represent a security deposit with the local government in British Columbia related to the Trust's investment in Kettle Valley.

NOTE 5 - EQUIPMENT

         The following is a summary of equipment owned by the Trust at March 31, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                                                         Remaining
                                                                         Lease Term        Equipment
          Equipment Type                                                 (Months)            at Cost
---------------------------------                                      ------------     ----------------
Aircraft                                                                    33          $    32,134,911
Locomotives                                                               3-48                9,179,509
Manufacturing                                                             0-41                9,053,648
Materials handling                                                        0-35                5,226,014
Construction and mining                                                    0-9                1,959,504
Computers and peripherals                                                  0-8                1,833,079
Research & test                                                              0                  696,016
Furniture & fixtures                                                         0                  203,261
Photocopying                                                                 0                    2,804
                                                                                        ---------------

                                                          Total equipment cost               60,288,746

                                                      Accumulated depreciation              (22,482,293)
                                                                                        ---------------

                                    Equipment, net of accumulated depreciation          $    37,806,453
                                                                                        ===============



         At March 31, 2000, the Trust's equipment portfolio included equipment having a proportionate original cost of $43,166,415, representing approximately 72% of total equipment cost.

         The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of approximately $1,661,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 6 - INVESTMENT IN KETTLE VALLEY

         On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' equity investment, purchased the Interest from a special purpose company ("SPC") whose subsidiaries owned a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project, which is in the early stages of being marketed to homebuyers, is zoned for 1,000 residential units in addition to commercial space. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest

                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)


in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

         The Trust's ownership share in EFG/Kettle Development LLC is 50.604% and had a cost of $4,427,850, which was funded with cash of $3,095,369 and a non-recourse note for $1,332,481. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured only by the Trust's stock interests in the SPC. The Trust's cost basis in this investment was approximately $658,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference is being amortized over a period of 10 years beginning January 1, 2000. The amount amortized is included as an offset to Investment in Kettle Valley and was $16,450 for the three months ended March 31, 2000. The Trust's investment is accounted for on the equity method.

         In addition, the seller purchased a residual sharing interest in a Boeing 767-300 owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,524,803, or 50.604% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at March 31, 2000.

NOTE 7 - INVESTMENT IN EFG/KIRKWOOD

         On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of making an investment in Kirkwood Associates Inc. ("KAI"). EFG/Kirkwood's investment consists of a common stock interest in KAI of approximately 16% as well as preferred stock and convertible debt. The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holder. KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in KAI, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort. The Trust's ownership interest in EFG/Kirkwood had a cost of $2,963,950, including a 1% acquisition fee ($29,346) paid to EFG. The Trust's investment in EFG/Kirkwood is accounted for on the equity method.

NOTE 8 - RELATED PARTY TRANSACTIONS

         All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2000 and 1999, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                        2000        1999
                                      --------    --------
Management fees                       $116,844    $130,104
Administrative charges                  55,214      22,686
Reimbursable operating expenses
         due to third parties           50,326     270,933
                                      --------    --------

                             Total    $222,384    $423,723
                                      ========    ========


                             AFG Investment Trust C
                        Notes to the Financial Statements

                                   (Continued)


         All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 2000, the Trust was owed $205,831 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 2000.


NOTE 9 - NOTES PAYABLE

         Notes payable at March 31, 2000 consisted of installment notes of $31,661,578 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.76% and 7.93%, except for two notes which bear a fluctuating interest rate based on LIBOR plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments, except for one note which is collateralized by certain stock interests (see Note 6). Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $20,469,318, $2,717,790 and $282,421 at the expiration of lease terms related to an aircraft leased to Scandinavian Airlines System, certain rail equipment and its interest in an aircraft leased to Reno Air, Inc., respectively. The carrying amount of notes payable approximates fair value at March 31, 2000.

       The annual maturities of the notes payable are as follows:

       For the year ending March 31, 2001            $26,496,507
                                     2002              2,168,480
                                     2003              1,964,787
                                     2004              1,031,804
                                                     -----------

                                     Total           $31,661,578
                                                     ===========



NOTE 10 - GUARANTY AGREEMENT

         On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trust and the three affiliated trusts is capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement. An agreement among the four trusts provides that the Trust is responsible for 35.08% of the guaranteed amount, or $12,102,600. In consideration for its guarantee, the Trust received an upfront cash fee equal to $175,400 and will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $350,800, excluding interest. During the period March 8, 2000 to March 31, 2000, the Trust accrued a guaranty fee of $30,929. The upfront cash fee and the accrued but unpaid guaranty fee are reflected as Other Income on the accompanying Statement of Operations for the three months ended March 31, 2000.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements in this quarterly report of AFG Investment Trust C (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, the performance of the Trust's non-equipment investments, and future economic conditions.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

RESULTS OF OPERATIONS

         For the three months ended March 31, 2000, the Trust recognized lease revenue of $2,145,097 compared to $2,852,617 for same period in 1999. The decrease in lease revenue from 1999 to 2000 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

         Interest income for the three months ended March 31, 2000 was $185,923 compared to $277,854 for the same period in 1999. Generally interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1999 also included interest earned on proceeds from the issuance of the Trust's Class B Interests in 1997. The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors. In addition, the Trust distributed $15,200,000 in January 2000, which resulted in a reduction in cash available for investment.

         On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). In consideration for its guarantee, the Trust received an upfront cash fee equal to $175,400 and will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the period March 8, 2000 to March 31, 2000, the Trust accrued a guaranty fee of $30,929. The upfront cash fee and the accrued but unpaid guaranty fee are reflected as Other Income on the accompanying Statement of Operations for the three months ended March 31, 2000.

         The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the three months ended March 31, 1999.

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

         During the three months ended March 31, 2000, the Trust sold equipment having a net book value of $43,140 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $227,860 compared to a net gain of $321,474 on equipment having a net book value of $4,966,970 during the same period in 1999.

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

         Depreciation expense was $1,116,328 and $1,794,619 for the three months ended March 31, 2000 and 1999, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. In addition, the Trust recorded amortization expense of $16,450 during the three months ended March 31, 2000 in connection with its investment in Kettle Valley (see Note 6).

         Interest expense was $669,837 or 31.2% of lease revenue in 2000 and $658,057 or 23.1% of lease revenue in 1999. Management fees were $116,844 and $130,104 in 2000 and 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

         Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses were $105,540 and $293,619 during the three months ended March 31, 2000 and 1999, respectively. Operating expenses were higher in 1999 principally as a result of costs incurred of approximately $206,000 related to the repair and remarketing of an aircraft formerly leased to Alaska Airlines, Inc. in which the Trust held an interest. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

         The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,004,721 and $2,488,259 for the three months ended March 31, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust experiences a higher frequency of remarketing events.

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

         Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 2000, the Trust expended $257,150 for its investment in EFG/Kirkwood (see Note
7). During the three months ended March 31, 1999, the Trust expended $3,139,648 to acquire its investment in Kettle Valley. In connection with the investment in Kettle Valley, the Trust was paid $1,524,803 for a residual interest in an aircraft in which the Trust owns an interest (see Note 6). During the three months ended March 31, 2000, the Trust realized net cash proceeds from asset disposals of $271,000 compared to $5,288,444 for the same period in 1999. Sale proceeds in 1999 include $4,997,297 related to the Trust's 42.83% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. which was sold in January 1999. Future inflows of cash from asset disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the disposition of marketable securities of $214,608 during the three months ended March 31, 2000.

         The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. During 1999, the Trust leveraged $1,332,481 of its investment in Kettle Valley that is being amortized over 34 months (see Note 6). Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations may increase due to the financing of other newly acquired assets. In addition, the Trust has balloon payment obligations of $20,469,318, $2,717,790 and $282,421 at the expiration of the lease terms related to an aircraft leased to Scandinavian Airlines System, certain rail equipment and an aircraft leased to Reno Air, Inc., respectively.

         In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable debt and equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended March 31, 2000, the Trust recorded an unrealized loss on available-for-sale securities of $28,462.

         At March 31, 2000, the Trust was due aggregate future minimum lease payments of $10,217,634 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $31,661,578 (see Note 9 to the financial statements). Additional cash

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

         During 1999, the Managing Trustee evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it anticipates that the Trust will be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $15,200,000 which was paid on January 19, 2000.

         After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. Looking forward, the Managing Trustee presently does not expect to reinstate cash distributions until expiration of the Trust's reinvestment period in December 2002; however, the Managing Trustee periodically will review and consider other one-time distributions. In addition to maintaining sale proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations to fully retire its balloon debt obligations and for the continued maintenance of the Trust's assets. The Managing Trustee believes that this change in policy is in the best interests of the Trust over the long term and will have the added benefit of reducing the Trust's distribution expenses.

         In the future, the nature of the Trust's operations and principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures and change as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

         In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1999, the Managing Trustee had a negative tax capital account balance of $61,593. No such requirement exists with respect to the Special Beneficiary.

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

                                  Date: MAY 15, 2000
                                        ---------------------------------------


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

                                  Date: MAY 15, 2000
                                        ---------------------------------------