Form 10-Q
period 2000-06-30
AFG INVESTMENT TRUST C
filed 2000-08-14
CIK 879496

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from         to


                          Commission File No. 0-21444

                               ----------------

                             AFG Investment Trust C
             (Exact name of registrant as specified in its charter)

                   Delaware                                      04-3157232
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

         88 Broad Street, Boston, MA                               02110
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (617) 854-5800

   (Former name, former address and former fiscal year, if changed since last report.)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AFG INVESTMENT TRUST C

                                   FORM 10-Q

                                     INDEX

                                                                                     Page
                                                                                     -----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Statement of Financial Position
              at June 30, 2000 and December 31, 1999...............................      3

             Statement of Operations
              for the three and six months ended June 30, 2000 and 1999............      4

             Statement of Changes in Participants' Capital
              for the six months ended June 30, 2000...............................      5

             Statement of Cash Flows
              for the six months ended June 30, 2000 and 1999......................      6

             Notes to the Financial Statements.....................................   7-11

     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................  12-16

PART II. OTHER INFORMATION:

     Items 1-6......................................................................    17

                             AFG INVESTMENT TRUST C

                        STATEMENT OF FINANCIAL POSITION

                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                      June 30,     December 31,
                                                        2000           1999
                                                    -------------  ------------
ASSETS
Cash and cash equivalents.........................  $   9,302,964  $22,923,967
Marketable securities.............................        288,000      434,176
Rents receivable..................................        268,548      202,128
Accounts receivable--affiliate....................        208,918      940,527
Accounts receivable--other........................         30,929           --
Interest receivable...............................         14,722       14,722
Loan receivable--Kettle Valley....................         77,059       77,059
Investment in Kettle Valley.......................      4,439,229    4,472,129
Investment in EFG/Kirkwood........................      3,327,550    2,706,800
Investments--other................................         84,562       12,562
Other assets......................................        340,951      340,951
Equipment at cost, net of accumulated depreciation
 of $22,568,212 and $22,674,903 at June 30, 2000
 and December 31, 1999, respectively..............     36,692,384   38,965,921
                                                    -------------  -----------
    Total assets..................................  $  55,075,816  $71,090,942
                                                    =============  ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
Notes payable.....................................  $  30,757,680  $32,573,152
Accrued interest..................................        308,607      171,784
Accrued liabilities...............................        103,804       96,804
Accrued liabilities--affiliate....................         43,109       48,503
Deferred rental income............................         33,065      317,185
Other liabilities.................................      1,524,803    1,524,803
Cash distributions payable to participants........             --   15,200,000
                                                    -------------  -----------
    Total liabilities.............................     32,771,068   49,932,231
                                                    -------------  -----------
Participants' capital (deficit):
 Managing Trustee.................................          7,447      (20,275)
 Special Beneficiary..............................         62,413     (167,270)
 Class A Beneficiary Interests (1,787,153
  Interests; initial purchase price of $25 each)..     24,425,707   23,898,406
 Class B Beneficiary Interests (3,024,740
  Interests; initial purchase price of $5 each)...        147,548     (213,783)
 Treasury Interests (223,861 Class A Interests at
  Cost)...........................................     (2,338,367)  (2,338,367)
                                                    -------------  -----------
    Total participants' capital...................     22,304,748   21,158,711
                                                    -------------  -----------
    Total liabilities and participants' capital...  $  55,075,816  $71,090,942
                                                    =============  ===========

   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                            STATEMENT OF OPERATIONS

           For the three and six months ended June 30, 2000 and 1999
                                  (Unaudited)

                          For the three months ended  For the six months ended
                                   June 30,                   June 30,
                          --------------------------- -------------------------
                              2000          1999          2000         1999
                          ------------- ------------- ------------ ------------
Income:
 Lease revenue........... $   2,035,590 $   2,765,585 $  4,180,687 $  5,618,204
 Interest income.........       152,309       314,125      338,232      591,979
 Gain on sale of
  equipment..............       124,130       633,259      351,990      954,733
 Gain on sale of
  marketable securities..            --            --       86,079           --
 Other income............            --            --      206,329      261,116
                          ------------- ------------- ------------ ------------
    Total income.........     2,312,029     3,712,969    5,163,317    7,426,032
                          ------------- ------------- ------------ ------------

Expenses:
 Depreciation............     1,107,799     1,565,595    2,224,127    3,360,214
 Amortization............        16,450            --       32,900           --
 Interest expense........       641,209       658,227    1,311,046    1,316,284
 Management fees--
  affiliates.............       112,660       134,620      229,504      264,724
 Operating expenses--
  affiliate..............        92,046       224,012      197,586      517,631
                          ------------- ------------- ------------ ------------
    Total expenses.......     1,970,164     2,582,454    3,995,163    5,458,853
                          ------------- ------------- ------------ ------------

Net income............... $     341,865 $   1,130,515 $  1,168,154 $  1,967,179
                          ============= ============= ============ ============

Net income
 per Class A Beneficiary
 Interest................ $         .14 $         .37 $        .31 $        .66
                          ============= ============= ============ ============
 per Class B Beneficiary
  Interest............... $         .02 $         .11 $        .12 $        .19
                          ============= ============= ============ ============
Cash distributions
 declared
 per Class A Beneficiary
 Interest ............... $          -- $        1.21 $         -- $       1.62
                          ============= ============= ============ ============
 per Class B Beneficiary
  Interest............... $          -- $         .11 $         -- $        .23
                          ============= ============= ============ ============


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                 STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                     For the six months ended June 30, 2000
                                  (Unaudited)

                                                                            Class B
                         Managing    Special   Class A Beneficiaries     Beneficiaries
                         Trustee   Beneficiary ---------------------  -------------------   Treasury
                          Amount     Amount    Interests   Amount     Interests  Amount     Interests      Total
                         --------  ----------- --------- -----------  --------- ---------  -----------  -----------
Balance at
 December 31, 1999...... $(20,275)  $(167,270) 1,787,153 $23,898,406  3,024,740 $(213,783) $(2,338,367) $21,158,711
 Net income.............   27,943     230,533         --     548,385         --   361,293           --    1,168,154
 Unrealized gain (loss)
  on marketable
  securities............     (221)       (850)        --     (21,084)        --        38           --      (22,117)
                         --------   ---------  --------- -----------  --------- ---------  -----------  -----------
Comprehensive income....   27,722     229,683         --     527,301         --   361,331           --    1,146,037
                         --------   ---------  --------- -----------  --------- ---------  -----------  -----------
Balance at
 June 30, 2000.......... $  7,447   $  62,413  1,787,153 $24,425,707  3,024,740 $ 147,548  $(2,338,367) $22,304,748
                         ========   =========  ========= ===========  ========= =========  ===========  ===========



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                            STATEMENT OF CASH FLOWS

                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                        2000         1999
                                                     -----------  -----------
Cash flows provided by (used in) operating
 activities:
Net income.......................................... $ 1,168,154  $ 1,967,179
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.....................   2,257,027    3,360,214
  Accretion of bond discount........................      (4,470)          --
  Gain on sale of equipment.........................    (351,990)    (954,733)
  Gain on sale of marketable securities.............     (86,079)          --
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable..................................     (66,420)      28,050
  Accounts receivable--affiliate....................     731,609      245,689
  Accounts receivable--other........................     (30,929)          --
  Loan receivable--Kettle Valley....................          --      (50,604)
 Increase (decrease) in:
  Accrued interest..................................     136,823       90,649
  Accrued liabilities...............................       7,000      (21,075)
  Accrued liabilities--affiliate....................      (5,394)   1,044,477
  Deferred rental income............................    (284,120)    (364,698)
                                                     -----------  -----------
    Net cash provided by operating activities.......   3,471,211    5,345,148
                                                     -----------  -----------
Cash flows provided by (used in) investing
 activities:
 Proceeds from equipment sales......................     401,400    5,995,529
 Proceeds from sale of marketable securities........     214,608           --
 Investment in EFG/Kirkwood.........................    (620,750)  (2,424,000)
 Investment in Kettle Valley........................          --   (3,139,648)
 Investments--other.................................     (72,000)          --
 Other liabilities..................................          --    1,524,803
 Purchase of marketable securities..................          --     (128,529)
                                                     -----------  -----------
    Net cash provided by (used in) investing
     activities.....................................     (76,742)   1,828,155
                                                     -----------  -----------
Cash flows provided by (used in) financing
 activities:
 Principal payments--notes payable..................  (1,815,472)  (1,729,013)
 Distributions paid................................. (15,200,000)  (2,395,780)
 Restricted cash....................................          --    3,405,688
                                                     -----------  -----------
    Net cash used in financing activities........... (17,015,472)    (719,105)
                                                     -----------  -----------
Net (decrease) increase in cash and cash
 equivalents........................................ (13,621,003)   6,454,198
Cash and cash equivalents at beginning of period....  22,923,967   17,025,123
                                                     -----------  -----------
Cash and cash equivalents at end of period.......... $ 9,302,964  $23,479,321
                                                     ===========  ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest........... $ 1,174,223  $ 1,225,635
                                                     ===========  ===========
Supplemental disclosure of non-cash activity:
 See Note 6 to the financial statements.

   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                       NOTES TO THE FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

Note 1--Basis of Presentation

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six months ended June 30, 2000 and 1999 have been made and are reflected.

   Certain 1999 balances have been reclassified to conform to the 2000 presentation.

Note 2--Cash Equivalents and Marketable Securities

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

   The Trust recorded a net unrealized loss on available-for-sale securities of $22,117 during the six months ended June 30, 2000 that is included as a separate component of participants' capital. At June 30, 2000, total debt securities had an amortized cost of $289,950 and a fair value of $288,000. During the six months ended June 30, 2000, total comprehensive income amounted to $1,146,037.

Note 3--Revenue Recognition

   Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $8,942,838 are due as follows:

        For the year ending June 30, 2001...................... $4,259,857
                         2002..................................  2,200,857
                         2003..................................  1,850,540
                         2004..................................    631,584
                                                                ----------
                        Total.................................. $8,942,838
                                                                ==========

                             AFG INVESTMENT TRUST C

Note 4--Other Assets

   Other assets represent a security deposit with the local government in British Columbia, Canada, related to the Trust's investment in Kettle Valley.

Note 5--Equipment

   The following is a summary of equipment owned by the Trust at June 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                  Remaining
                                                  Lease Term         Equipment
              Equipment Type                       (Months)           at Cost
              --------------                      ----------        -----------
Aircraft..................................           7-30           $32,134,911
Locomotives...............................           0-45             9,179,509
Manufacturing.............................           0-38             9,053,648
Materials handling........................           0-32             4,489,531
Construction and mining...................           0-6              2,354,819
Computers and peripherals.................           0-5              1,822,491
Research & test...........................            0                 222,883
Photocopying..............................            0                   2,804
                                                                    -----------
                                           Total equipment cost      59,260,596
                                           Accumulated depreciation  22,568,212
                                                                    -----------
                                           Equipment, net of
                                           accumulated depreciation $36,692,384
                                                                    ===========

   At June 30, 2000, the Trust's equipment portfolio included equipment having a proportionate original cost of $43,166,415, representing approximately 73% of total equipment cost.

   Certain of the Trust's equipment and the related lease streams were used to secure the Trust's term loans with third-party lenders. The preceding summary includes leveraged equipment having an aggregate original cost of approximately $49,968,000 and a net book value of $36,269,689 at June 30, 2000.

   The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of $1,660,874. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

Note 6--Investment in Kettle Valley

   On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' equity investment, purchased the Interest from a special purpose company ("SPC") whose subsidiaries owned a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns

                             AFG INVESTMENT TRUST C
the property, consisting of approximately 280 acres of land. The project, which is in the early stages of being marketed to homebuyers, is zoned for 1,000 residential units in addition to commercial space. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

   The Trust's ownership share in EFG/Kettle Development LLC is 50.604% and had a cost of 4,472,129, including a 1% acquisition fee of $44,279 paid to EFG. The acquisition was funded with cash of $3,139,648 and a non-recourse note for $1,332,481. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured only by the Trust's stock interests in the SPC. The Trust's cost basis in this investment was approximately $658,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference is being amortized over a period of 10 years beginning January 1, 2000. The amount amortized is included as an offset to Investment in Kettle Valley and was $32,900 for the six months ended June 30, 2000. The Trust's investment is accounted for on the equity method.

   In addition, the seller purchased a residual sharing interest in a Boeing 767-300 owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,524,803, or 50.604% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at June 30, 2000.

Note 7--Investment in EFG/Kirkwood

   On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of making an investment in Kirkwood Associates Inc. ("KAI"). EFG/Kirkwood's investment consists of a common stock interest in KAI of approximately 16% as well as preferred stock and convertible debt. The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holder. KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in KAI, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort. The Trust's ownership interest in EFG/Kirkwood had a cost of $3,327,550, including a 1% acquisition fee ($32,946) paid to EFG. The Trust's investment in EFG/Kirkwood is accounted for on the equity method.

                             AFG INVESTMENT TRUST C

Note 8--Related Party Transactions

   All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2000 and 1999, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                            For the six months
                                                              ended June 30,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
Management fees............................................ $ 229,504 $ 264,724
Acquisition fees...........................................     6,145    25,285
Administrative charges.....................................    96,131   109,842
Reimbursable operating expenses due to third parties.......   101,455   407,789
                                                            --------- ---------
    Total.................................................. $ 433,235 $ 807,640
                                                            ========= =========


   All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2000, the Trust was owed $208,918 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2000.

Note 9--Notes Payable

   Notes payable at June 30, 2000 consisted of installment notes of $30,757,680 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.76% and 7.93%, except for two notes which bear a fluctuating interest rate based on LIBOR plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments, except for one note which is collateralized by certain stock interests. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $20,469,318, $2,717,790 and $282,421 at the expiration of lease terms related to an aircraft leased to Scandinavian Airlines System, certain rail equipment and its interest in an aircraft leased to Reno Air, Inc., respectively. The carrying amount of notes payable approximates fair value at June 30, 2000.

   The annual maturities of the notes payable are as follows:

        For the year ending June 30, 2001...................... $26,156,507
                         2002..................................   2,025,045
                         2003..................................   1,960,899
                         2004..................................     615,229
                                                                -----------
                        Total.................................. $30,757,680
                                                                ===========

                             AFG INVESTMENT TRUST C

Note 10--Guaranty Agreement

   On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trust and the three affiliated trusts is capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement. An agreement among the four trusts provides that the Trust is responsible for 35.08% of the current guaranteed amount, or $11,560,065 at June 30, 2000. In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $350,800, excluding interest. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $175,400 and recognized $206,329 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the six months ended June 30, 2000.

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

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999

Results of Operations

   For the three and six months ended June 30, 2000, the Trust recognized lease revenue of $2,035,590 and $4,180,687, respectively, compared to $2,765,585 and $5,618,204, respectively, for same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

   Interest income for the three and six months ended June 30, 2000 was $152,309 and $338,232, respectively, compared to $314,125 and $591,979, respectively, for the same periods in 1999. Generally interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1999 also included interest earned on proceeds from the issuance of the Trust's Class B Interests in 1997. The amount of future interest income is expected to fluctuate as a result of changing interest rates, and the amount of cash available for investment, among other factors. In addition, the Trust made a distribution of $15,200,000 in January 2000, which resulted in a reduction in cash available for investment.

   During the three and six months ended June 30, 2000, the Trust sold equipment having a net book value of $6,270 and $49,410, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $124,130 and $351,990, respectively.

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

   During the six months ended June 30, 2000, the Trust sold marketable securities, having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

   On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $175,400 and recognized $206,329 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the six months ended June 30, 2000.

   The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller during the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the six months ended June 30, 1999.

   Depreciation expense was $1,107,799 and $2,224,127, respectively, for the three and six months ended June 30, 2000 compared to $1,565,595 and $3,360,214, respectively, for the same periods of 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. In addition, the Trust recorded amortization expense of $16,450 and $32,900 during the three and six months ended June 30, 2000, respectively, in connection with its investment in Kettle Valley (see
Note 6 to the financial statements herein).

   Interest expense was $641,209 and $1,311,046 for the three and six months ended June 30, 2000, respectively, compared to $658,227 and $1,316,284, for the same periods in 1999. Interest expense will decline in future periods as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were $112,660 and $229,504, respectively, during the three and six months ended June 30, 2000, compared to $134,620 and $264,724, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $92,046 and $197,586 for the three and six months ended June 30, 2000, respectively, compared to $224,012 and $517,631 for the same periods in 1999. Operating expenses were higher in 1999 principally as a result of costs incurred of approximately $206,000 related to the repair and remarketing of an aircraft formerly leased to Alaska Airlines, Inc. in which the Trust held an interest. In addition, operating expenses in 1999 include an adjustment for 1998 actual administrative and third party costs of approximately $74,000. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,471,211 and $5,345,148 for the six months ended June 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust experiences a higher frequency of remarketing events.

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

   Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2000 and 1999, the Trust expended $620,750 and $2,424,000, respectively, for its investment in EFG/Kirkwood (see Note 7 to the financial statements). During the six months ended June 30, 1999, the Trust expended $3,139,648 to acquire its investment in Kettle Valley. In connection with the investment in Kettle Valley, the Trust was paid $1,524,803 for a residual interest in an aircraft in which the Trust owns an interest (see Note 6 to the financial statements). The Trust expended $72,000 to acquire a certain investment and $128,529 to purchase marketable securities during the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, the Trust realized net cash proceeds from equipment disposals of $401,400 compared to $5,995,529 for the same period in 1999. Sale proceeds in 1999 include $4,997,297 related to the Trust's 42.83% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc., which was sold in January 1999. Future inflows of cash from equipment disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the disposition of marketable securities of $214,608 during the six months ended June 30, 2000.

   At June 30, 2000, the Trust was due aggregate future minimum lease payments of $8,942,838 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $30,757,680. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" marketable debt and equity securities classified as available-for-sale are required to be carried at fair value. During the six months ended June 30, 2000, the Trust recorded a net unrealized loss on available-for-sale securities of $22,117.

   The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. During 1999, the Trust leveraged $1,332,481 of its investment in Kettle Valley that is being amortized over 34 months. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period, which period generally coincides with the lease rental term. As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations may increase due to the financing of other newly acquired assets. In addition, the Trust has balloon payment obligations of $20,469,318, $2,717,790 and $282,421 at the expiration of the lease terms related to an aircraft leased to Scandinavian Airlines System, certain rail equipment and an aircraft leased to Reno Air, Inc., respectively.

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

   In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds as the Trust matures and change as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

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

Item 1.     Legal Proceedings
            Response: None

Item 2.     Changes in Securities
            Response: None

Item 3.     Defaults upon Senior Securities
            Response: None

Item 4.     Submission of Matters to a Vote of Security Holders
            Response: None

Item 5.     Other Information
            Response: None

Item 6(a).  Exhibits
            27 Financial Data Schedule

Item 6(b).  Reports on Form 8-K
            Response: None

                                 EXHIBIT INDEX
                                 -------------

Exhibit     Description
-------     -----------
27          Financial Data Schedule

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

                           AFG INVESTMENT TRUST C

                           By: AFG ASIT Corporation, a Massachusetts corporation
                               and the Managing Trustee of the Registrant.

                                       /s/ Michael J. Butterfield
                           By: ______________________________________________
                                           Michael J. Butterfield
                                      Treasurer of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                             Date: August 14, 2000