Form 10-Q
period 2001-03-31
AFG INVESTMENT TRUST C
filed 2001-05-15
CIK 879496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               -------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________


                           Commission File No. 0-21444


                             AFG Investment Trust C
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   04-3157232
-----------------------------------------               ------------------------
(State or other jurisdiction of                           (IRS
Employer incorporation or organization)                   Identification No.)

88 Broad Street, Boston, MA                               02110
-----------------------------------------               -----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
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
Yes    X     No
   ---------   ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes          No
   ---------   ----------

                             AFG Investment Trust C

                                    FORM 10-Q

                                      INDEX




                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

              Statement of Financial Position
              at March 31, 2001 and December 31, 2000                          3

              Statement of Operations
              for the three months ended March 31, 2001 and 2000               4

              Statement of Changes in Participants' Capital
              for the three months ended March 31, 2001                        5

              Statement of Cash Flows
              for the three months ended March 31, 2001 and 2000               6

              Notes to the Financial Statements                             7-16


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          17-23


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                               24

                             AFG Investment Trust C

                         STATEMENT OF FINANCIAL POSITION

                      March 31, 2001 and December 31, 2000

                                   (Unaudited)


                                                                      March 31,               December 31,
                                                                        2001                      2000
                                                                 -------------------      --------------------
Assets

Cash and cash equivalents                                             $   1,766,173              $  8,848,816
Rents receivable                                                             41,536                   257,399
Accounts receivable - affiliate                                             118,705                   424,853
Guarantee fee receivable                                                    156,047                   126,000
Interest receivable                                                          15,045                     8,930
Loan receivable - Kettle Valley                                              77,059                    77,059
Interest in Kettle Valley                                                 4,239,301                 4,315,263
Interest in EFG Kirkwood                                                  5,167,233                 3,803,949
Interest in MILPI                                                         7,768,397                   408,000
Investments - other                                                         237,882                   238,382
Other assets                                                                502,217                   478,793
Equipment at cost, net of accumulated depreciation
  of $19,631,620 and $20,018,229 at March 31, 2001
  and December 31, 2000, respectively                                    32,345,599                33,364,106
                                                                      -------------              ------------

      Total assets                                                    $  52,435,194              $ 52,351,550
                                                                      =============              ============

Liabilities and participants' capital

Notes payable                                                         $  25,041,380              $ 26,220,794
Accrued interest                                                            353,463                   344,871
Accrued liabilities                                                         183,183                   284,691
Accrued liabilities - affiliates                                            361,186                    47,835
Deferred rental income                                                        4,807                    29,882
Other liabilities                                                         1,524,803                 1,524,803
                                                                      -------------              ------------
     Total liabilities                                                   27,468,822                28,452,876
                                                                      -------------              ------------

Participants' capital:
   Managing Trustee                                                          34,063                    23,386
   Special Beneficiary                                                      281,023                   192,938
   Class A Beneficiary Interests (1,787,153 Interests;
     initial purchase price of $25 each)                                 26,333,359                25,570,027
   Class B Beneficiary Interests (3,024,740 Interests;
     initial purchase price of $5 each)                                     656,294                   450,690
   Treasury Interests (223,861 Class A Interests at Cost)                (2,338,367)               (2,338,367)
                                                                      -------------              ------------
     Total participants' capital                                         24,966,372                23,898,674
                                                                      -------------              ------------
     Total liabilities and participants' capital                      $  52,435,194              $ 52,351,550
                                                                      =============              ============

   The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF OPERATIONS

               For the three months ended March 31, 2001 and 2000

                                   (Unaudited)


                                                                        2001                     2000
                                                                -------------------       -----------------
Income

Lease revenue                                                       $  1,607,494            $  2,145,097
Interest income                                                           68,917                 185,923
Gain on sale of equipment                                                 91,840                 227,860
Gain on sale of investment securities                                          -                  86,079
Other income                                                              30,047                 206,329
                                                                    ------------            ------------
       Total income                                                    1,798,298               2,851,288
                                                                    ------------            ------------
Expenses

Depreciation and amortization                                            982,563               1,132,778
Interest expense                                                         563,178                 669,837
Management fees - affiliates                                              92,811                 116,844
Operating expenses - affiliate                                           434,199                 105,540
                                                                    ------------            ------------
       Total expenses                                                  2,072,751               2,024,999
                                                                    ------------            ------------
Equity Interests

Equity loss from Kettle Valley                                           (59,512)                      -
Equity income from EFG Kirkwood                                        1,363,284
                                                                                                       -
Equity income from MILPI                                                  38,379                       -
                                                                    ------------            ------------
       Total net income from equity interests                          1,342,151                       -
                                                                    ------------            ------------

Net income                                                          $  1,067,698              $  826,289
                                                                    ============              ==========

Net income
   per Class A Beneficiary Interest                                 $       0.43              $     0.17
                                                                    ============              ==========
   per Class B Beneficiary Interest                                 $       0.07              $     0.10
                                                                    ============              ==========
Cash distributions declared
   per Class A Beneficiary Interest                                 $         --              $       --
                                                                    ============              ==========
   per Class B Beneficiary Interest                                 $         --              $       --
                                                                    ============              ==========

   The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust C

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                    For the three months ended March 31, 2001

                                   (Unaudited)


                                 Managing    Special     Class A Beneficiaries    Class B Beneficiaries
                                                         ------------------------------------------------
                                 Trustee    Beneficiary                                                     Treasury
                                  Amount      Amount      Interests     Amount     Interests    Amount      Interests       Total
                               ----------  ------------  ----------  ------------ ----------- -----------  ------------  -----------
Balance at December 31, 2000    $ 23,386    $ 192,938    1,787,153    $25,570,027   3,024,740  $ 450,690   $(2,338,367)  $23,898,674
     Net income                   10,677       88,085            -        763,332           -    205,604             -     1,067,698
                               ---------   ----------    ---------   ------------ ----------- ----------   -----------   -----------
Balance at March 31, 2001       $ 34,063    $ 281,023    1,787,153    $26,333,359   3,024,740  $ 656,294   $(2,338,367)  $24,966,372
                               =========   ==========    =========   ============ =========== ==========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust C

                             STATEMENT OF CASH FLOWS

               For the three months ended March 31, 2001 and 2000

                                   (Unaudited)


                                                                             2001                        2000
                                                                       -----------------           ------------------
     Cash flows provided by (used in) operating activities
     Net income                                                          $    1,067,698                $     826,289
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                                            982,563                    1,132,778
       Accretion of bond discount                                                     -                       (2,495)
       Gain on sale of equipment                                                (91,840)                    (227,860)
       Gain on sale of investment securities                                          -                      (86,079)
       Income from equity interests                                          (1,342,151)                           -
     Changes in assets and liabilities:
       Rents receivable                                                         215,863                       52,581
       Accounts receivable - affiliate                                          306,148                      734,696
       Accounts receivable - other                                                    -                     (272,548)
       Guarantee fee receivable                                                 (30,047)                           -
       Interest receivable                                                       (6,115)                      12,500
       Other assets                                                             (23,424)                           -
       Accrued interest                                                           8,592                       88,559
       Accrued liabilities                                                     (101,508)                      (5,035)
       Accrued liabilities - affiliates                                          58,351                       23,746
       Deferred rental income                                                   (25,075)                    (272,411)
                                                                         --------------                -------------
          Net cash provided by operating activities                           1,019,055                    2,004,721
                                                                         --------------                -------------
     Cash flows provided by (used in) investing activities
     Proceeds from equipment sales                                              147,000                      271,000
     Investments - other                                                            500                            -
     Interest in EFG Kirkwood                                                         -                     (257,150)
     Interest in MILPI                                                       (7,069,784)                           -
     Proceeds from sale of investment securities                                      -                      214,608
                                                                         --------------                -------------
          Net cash provided by (used in) investing activities                (6,922,284)                     228,458
                                                                         --------------                -------------
     Cash flows provided by (used in) financing activities
     Principal payments - notes payable                                      (1,179,414)                    (911,574)
     Distributions paid                                                               -                  (15,200,000)
                                                                         --------------                -------------
          Net cash used in financing activities                              (1,179,414)                 (16,111,574)
                                                                         --------------                -------------

     Net decrease in cash and cash equivalents                               (7,082,643)                 (13,878,395)
     Cash and cash equivalents at beginning of period                         8,848,816                   22,923,967
                                                                         --------------                -------------
     Cash and cash equivalents at end of period                          $    1,766,173                $   9,045,572
                                                                         ==============                =============
     Supplemental information
     Cash paid during the period for interest                            $      554,586                $     581,278
                                                                         ==============                =============

     See Note 7 to the financial statements regarding the Trust's acquisition of interests in MILPI during the three months ended March 31, 2001.

   The accompanying notes are an integral part of these financial statements.

                             AFG Investment Trust C

                                 March 31, 2001

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and results of operations for the three months ended March 31, 2001 and 2000 have been made and are reflected.

Certain amounts previously reported in the December 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation.

NOTE 2 - CASH EQUIVALENTS AND INVESTMENT SECURITIES
---------------------------------------------------

The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investment securities consisted of equity securities and debt securities that were classified as available-for-sale. Available-for-sale securities were carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The amortized cost of debt securities was adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income on the accompanying Statement of Operations.

At March 31, 2001, the Trust had $1,744,464 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION
----------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the ManagingTrustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $14,030,234 are due as follows:

                   For the year ending March 31, 2002           $     5,770,594
                                                 2003                 5,246,255
                                                 2004                 3,013,385
                                                                ---------------

                                                 Total          $    14,030,234
                                                                ===============

                             AFG Investment Trust C

                                 March 31, 2001

                                   (Unaudited)

NOTE 4 - EQUIPMENT
------------------

The following is a summary of equipment owned by the Trust at March 31, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                               Remaining
                                                              Lease Term               Equipment
         Equipment Type                                        (Months)                 at Cost
-----------------------------------                          -------------          --------------
Aircraft                                                          21-33             $   32,134,911
Manufacturing                                                      0-29                  9,053,648
Locomotives                                                          36                  4,574,489
Materials handling                                                 0-23                  3,382,283
Computers and peripherals                                           0-8                  1,746,321
Construction and mining                                             0-9                  1,085,567
                                                                                    --------------
          Total equipment cost                                                          51,977,219
          Accumulated depreciation                                                     (19,631,620)
                                                                                    --------------
          Equipment, net of accumulated depreciation                                $   32,345,599
                                                                                    ==============


At March 31, 2001, the Trust's equipment portfolio included equipment having a proportionate original cost of $38,561,420, representing approximately 74% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of $45,362,977 and a net book value of $32,157,685 at March 31, 2001 (see Note 9).

At March 31, 2001, the cost and net book value of equipment held for sale or re-lease was $1,886,344 and $10,096, respectively. The AFG ASIT Corporation, the managing trustee of the trust ("Managing Trustee") is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - INTEREST IN KETTLE VALLEY
----------------------------------

On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 95 residential units have been

                             AFG Investment Trust C

                                 March 31, 2001

                                   (Unaudited)


constructed and 4 are under construction, all of which have been sold. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

The Trust's ownership share in EFG/Kettle Development LLC is 50.604% and had a cost of $4,472,129, including a 1% acquisition fee of $44,729 paid to EFG. The acquisition was funded with cash of $3,139,648 and a non-recourse note for $1,332,481. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured by the Trust's interest in EFG Kettle Development LLC. The Trust's cost basis in this joint venture was approximately $658,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference is being amortized over a period of 10 years beginning January 1, 2000. The amount amortized is included as an offset to Investment in Kettle Valley and was $16,450 for each of the three months ended March 31, 2001 and 2000.

The Trust accounts for its interest in Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's interest is (i) increased (decreased) to reflect the Trust's share of income (loss) of the joint venture and (ii) decreased to reflect any distributions the Trust received from the joint venture. The Trust's interest was decreased by $59,512 during the period ended March 31, 2001, reflecting its share of loss from Kettle Valley.

In addition, the seller purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to SAS. The seller paid $3,013,206 to the Buyers ($1,524,803, or 50.604% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at both March 31, 2001 and December 31, 2000, respectively.

NOTE 6 - INTEREST IN EFG KIRKWOOD
---------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and Semele Group Inc. ("Semele") formed a joint venture, EFG Kirkwood LLC ("EFG Kirkwood"), for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A membership interests in EFG Kirkwood and Semele purchased Class B membership interests in EFG Kirkwood. Generally, the Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

On April 30, 2000, KAI's ownership interests in certain assets and substantially all of its liabilities were transferred to Mountain Resort Holdings LLC ("Mountain Resort"). On May 1, 2000, EFG Kirkwood exchanged its interest in KAI's common and preferred stock for corresponding pro-rata membership interests in Mountain Resort. EFG Kirkwood holds approximately 37.9% of the membership interests in Mountain Resort. Mountain Resort, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. The Trust holds a 37.2% membership interest in EFG Kirkwood and correspondingly holds 40% of EFG Kirkwood's Class A voting rights.

Subsequent to making its ownership interest in Mountain Resort, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC ("Mountain Springs"). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common stock and 100% of the Class B Preferred stock in an entity that owns the

                             AFG Investment Trust C

                                 March 31, 2001

                                   (Unaudited)

Purgatory Ski resort in Durango, Colorado.

The Trust's ownership interest in EFG Kirkwood had an original cost of $3,994,150; including a 1% acquisition fee of $39,546 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded income of $1,363,284 for the quarter ended March 31, 2001 representing its pro-rata share of the net income of EFG Kirkwood.

NOTE 7 - INTEREST IN MILPI
--------------------------

In December 2000, the Trust and three affiliated Trusts (collectively, the "Trusts") formed MILPI Holdings, LLC ("MILPI"), which formed MILPI Acquisition Corp. ("MILPI Acquisition"), a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM International, Inc. ("PLM"), an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission ("SEC") on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the Trust's discussions with the staff regarding its possible status as an inadvertent investment company. If the merger is approved, the Trusts may be required to provide an additional $4.7 million to acquire the remaining 17% of PLM's outstanding common stock.

The Trust has a 34% membership interest in MILPI having an original cost of $7,732,783. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,403,746, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $74,037 and capitalized transaction costs of $255,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at March 31, 2001. The Trust's cost basis in its interest in MILPI was approximately $232,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001 based on the estimated fair value of the assets and liabilities of PLM. The trusts are obtaining additional information to refine the estimate of fair values. This additional information may result in revisions to the estimated fair values. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $2,766 for the quarter ended March 31, 2001. The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $38,379 for the three months ended March 31, 2001, representing its pro rata share of the income of MILPI.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

                             AFG Investment Trust C

                                 March 31, 2001

                                   (Unaudited)


NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2001 and 2000, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                              2001                 2000
                                                        ---------------      ---------------
     Acquisition fees                                   $        74,037      $             --
     Management fees                                             92,811               116,844
     Administrative charges                                      40,917                55,214
     Reimbursable operating expenses
         due to third parties                                   393,282                50,326
                                                        ---------------      ----------------

                                     Total              $       601,047      $        222,384
                                                        ===============      ================

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 2001, the Trust was owed $118,705 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 2001.

NOTE 9 - NOTES PAYABLE
----------------------

Notes payable at March 31, 2001 consisted of installment notes of $25,041,380 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.76% and 9.176%, except for two notes, which bear fluctuating interest rates. All of the installment notes are non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments, except for one note in the amount of $474,925, which is collateralized by the Trust's ownership interests in EFG Kettle Valley Development LLC (see Note 5). Generally, the equipment-related installments notes will be fully amortized by noncancellable rents. However, the Trust has balloon payment obligations of $16,193,280 and $282,421 at the expiration of the lease terms related to its interest in an aircraft leased to SAS in December 2003, and its interest in an aircraft leased to Reno Air, Inc, in January 2003, respectively.

Management believes that the carrying amount of the note payable approximates fair value at March 31, 2001 based on its experience and understanding of the market for instruments with similar terms.

The annual maturities of the note are as follows:

For the year ending March 31,                2002         $ 4,143,432
                                             2003           3,529,580
                                             2004          17,368,368
                                                          -----------

                                             Total        $25,041,380
                                                          ===========

                             AFG Investment Trust C

                                 March 31, 2001

                                   (Unaudited)

NOTE 10 - GUARANTEE AGREEMENT
-----------------------------

On March 8, 2000, the Trust and three affiliated trusts (collectively, the "Trusts") entered into a guarantee agreement whereby the Trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trusts was capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement.

As a result of principal reductions on the average guarantee amount, an amended and restated agreement was entered into in December 2000 which reduced the guaranteed amount among the Trusts. At March 31, 2001, the Trust was responsible for 35.08% of the current guaranteed amount of $7,000,000, or $2,455,600. In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $350,800, excluding interest. During the quarter ended March 31, 2001, the Trust recognized income of $30,047 related to the guarantee fee. During the quarter ended March 31, 2000, the Trust received an upfront cash fee of $175,400 and recognized total income of $206,329 from such fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

NOTE 11 - CONTINGENCIES
-----------------------

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interest in EFG Kirkwood and Kettle Valley. The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

NOTE 12 - OPERATING SEGMENTS
----------------------------

Segment Reporting
-----------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings LLC ("MILPI"). MILPI owns MILPI Acquisition Corp., ("MILPI Acquisition") which owns the majority interest in PLM International, Inc., ("PLM") an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2001 and 2000 is summarized below.


                                                                   Quarters ended March 31,
                                                    ----------------------------------------------------
                                                           2001                            2000
                                                    --------------------            --------------------
Total Income:
         Equipment Leasing                                $   1,836,677                   $  2,851,288
         Real Estate                                          1,303,772
                                                          -------------                   ------------
                                                                                                     -
                 Total                                    $   3,140,449                   $  2,851,288
                                                          =============                   ============
Operating Expenses & Management Fees:
         Equipment Leasing                                $     505,972                   $    203,635
         Real Estate                                                                            18,749
                                                          -------------                   ------------
                                                                 21,038
                 Total                                    $     527,010                   $    222,384
                                                          =============                   ============

Interest Expense:
         Equipment Leasing                                $     555,059                   $    652,618
         Real Estate                                              8,119                         17,219
                                                          -------------                   ------------
                 Total                                    $     563,178                   $    669,837
                                                          =============                   ============

Depreciation and Amortization Expense:
         Equipment Leasing                                $     966,113                   $  1,116,328
         Real Estate                                             16,450                         16,450
                                                          -------------                   ------------
                 Total                                    $     982,563                   $  1,132,778
                                                          =============                   ============

 Net Income                                               $   1,067,698                   $    826,289
                                                          =============                   ============


Three months ended March 31, 2001 compared to the three months ended March 31,
------------------------------------------------------------------------------
2000:
-----

Results of Operations
---------------------

Equipment Leasing
-----------------

For the three months ended March 31, 2001, the Trust recognized lease revenue of $1,607,494 compared to $2,145,097 for same period in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by Equis Financial Group Limited Partnership, a Massachusetts limited partnership, ("EFG") or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

Interest income for the three months ended March 31, 2001 was $68,917 compared to $185,923 for the same period in 2000. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment among other factors.

During the three months ended March 31, 2001, the Trust sold equipment having a net book value of $55,160 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $91,840 compared to a net gain of $227,860 on equipment having a net book value of $43,140 during the same period in 2000.

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

During the quarter ended March 31, 2000, the Trust sold investment securities having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). (See Note 10 to the financial statements.) In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the quarter ended March 31, 2001, the Trust recognized income of $30,047 related to the guarantee fee. During the quarter ended March 31, 2000, the Trust received an upfront cash fee of $175,400 and recognized total income of $206,329 from such fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $963,347 and $1,116,328 for the three months ended March 31, 2001 and 2000, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $555,059 and $652,618 for the three months ended March 31, 2001 and 2000, respectively. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $71,773 and $98,095 for the three months ended March 31, 2001 and 2000, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $434,199 and $105,540 during the three months ended March 31, 2001 and 2000, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters and approximately $105,000 for remarketing costs related to the re-lease of an aircraft leased to Scandanavian Airlines System. Operating expenses also included approximately $114,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition, as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the quarter ended March 31, 2001, the Trust recorded income of $38,379 from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. (See
Note 7 to the financial statements). The Trust recorded $2,766 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition.

Real Estate
-----------

Management fees for non-equipment assets were $21,038 and $18,749 for the quarters ended March 31, 2001 and 2000, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $8,119 and $17,219 for the quarters ended March 31, 2001 and 2000, respectively. Interest expense will decrease in the future as payments reduce the outstanding principal balance of the note.

For the quarter ended March 31, 2001, the Trust recorded a loss of $59,512 from its ownership interest in Kettle Valley. This loss represents the Trust's share of the net loss of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 during each of the three months ended March 31, 2001 and 2000, in connection with its interest in Kettle Valley. (See Note 5 to the financial statements.)

For the quarter ended March 31, 2001, the Trust recorded income of $1,363,284 from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results for the quarter ended March 31, 2001 may not be indicative of future periods. (See Note 6 to the financial statements).

                             AFG Investment Trust C

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Certain statements in this quarterly report of AFG Investment Trust C (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, the performance of the Trust's non-equipment assets, and future economic conditions.

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interest in EFG Kirkwood LLC ("EFG Kirkwood") and EFG Kettle Development LLC ("Kettle Valley"). The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

Segment Reporting
-----------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings LLC ("MILPI"). MILPI owns MILPI Acquisition Corp., ("MILPI Acquisition") which owns the majority interest in PLM International, Inc., ("PLM") an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2001 and 2000 is summarized below.


                                                                   Quarters ended March 31,
                                                    ----------------------------------------------------
                                                           2001                            2000
                                                    --------------------            --------------------
Total Income:
         Equipment Leasing                                $   1,836,677                   $  2,851,288
         Real Estate                                          1,303,772
                                                          -------------                   ------------
                                                                                                     -
                 Total                                    $   3,140,449                   $  2,851,288
                                                          =============                   ============

Operating Expenses & Management Fees:
         Equipment Leasing                                $     505,972                   $    203,635
         Real Estate                                                                            18,749
                                                          -------------                   ------------
                                                                 21,038
                 Total                                    $     527,010                   $    222,384
                                                          =============                   ============

Interest Expense:
         Equipment Leasing                                $     555,059                   $    652,618
         Real Estate                                              8,119                         17,219
                                                          -------------                   ------------
                 Total                                    $     563,178                   $    669,837
                                                          =============                   ============

Depreciation and Amortization Expense:
         Equipment Leasing                                $     966,113                   $  1,116,328
         Real Estate                                             16,450                         16,450
                                                          -------------                   ------------
                 Total                                    $     982,563                   $  1,132,778
                                                          =============                   ============

 Net Income                                               $   1,067,698                   $    826,289
                                                          =============                   ============


Three months ended March 31, 2001 compared to the three months ended March 31,
------------------------------------------------------------------------------
2000:
-----

Results of Operations
---------------------

Equipment Leasing
-----------------

For the three months ended March 31, 2001, the Trust recognized lease revenue of $1,607,494 compared to $2,145,097 for same period in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by Equis Financial Group Limited Partnership, a Massachusetts limited partnership, ("EFG") or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

Interest income for the three months ended March 31, 2001 was $68,917 compared to $185,923 for the same period in 2000. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment among other factors.

During the three months ended March 31, 2001, the Trust sold equipment having a net book value of $55,160 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $91,840 compared to a net gain of $227,860 on equipment having a net book value of $43,140 during the same period in 2000.

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

During the quarter ended March 31, 2000, the Trust sold investment securities having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). (See Note 10 to the financial statements.) In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the quarter ended March 31, 2001, the Trust recognized income of $30,047 related to the guarantee fee. During the quarter ended March 31, 2000, the Trust received an upfront cash fee of $175,400 and recognized total income of $206,329 from such fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $963,347 and $1,116,328 for the three months ended March 31, 2001 and 2000, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $555,059 and $652,618 for the three months ended March 31, 2001 and 2000, respectively. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $71,773 and $98,095 for the three months ended March 31, 2001 and 2000, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $434,199 and $105,540 during the three months ended March 31, 2001 and 2000, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters and approximately $105,000 for remarketing costs related to the re-lease of an aircraft leased to Scandanavian Airlines System. Operating expenses also included approximately $114,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition, as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the quarter ended March 31, 2001, the Trust recorded income of $38,379 from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. (See
Note 7 to the financial statements). The Trust recorded $2,766 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition.


Real Estate
-----------

Management fees for non-equipment assets were $21,038 and $18,749 for the quarters ended March 31, 2001 and 2000, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $8,119 and $17,219 for the quarters ended March 31, 2001 and 2000, respectively. Interest expense will decrease in the future as payments reduce the outstanding principal balance of the note.

For the quarter ended March 31, 2001, the Trust recorded a loss of $59,512 from its ownership interest in Kettle Valley. This loss represents the Trust's share of the net loss of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 during each of the three months ended March 31, 2001 and 2000, in connection with its interest in Kettle Valley. (See Note 5 to the financial statements.)

For the quarter ended March 31, 2001, the Trust recorded income of $1,363,284 from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results for the quarter ended March 31, 2001 may not be indicative of future periods. (See Note 6 to the financial statements).

Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,019,055 and $2,004,721 for the three months ended March 31, 2001 and 2000, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust experiences a higher frequency of remarketing events. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

At lease inception, the Trust's equipment was leased by a number of creditworthy, investment-grade companies and, to date, the Trust has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Trust's leases will be maintained. The credit quality of an individual lease may deteriorate after the lease is entered into. Collection risk could increase in the future, particularly as the Trust remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Trust's experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows.

In December 2000, the Trust and three affiliated Trusts (collectively, the "Trusts") formed MILPI, which formed MILPI Acquisition, a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM, an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission ("SEC") on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the Trust's discussions with the staff regarding its possible status as an inadvertent investment company. If the merger is approved, the Trusts may be required to provide an additional $4.7 million to acquire the remaining 17% of PLM's outstanding common stock.

The Trust has a 34% membership interest in MILPI having an original cost of $7,732,783. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,403,746, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $74,037 and capitalized transaction costs of $255,000. The Trust's cost basis in its interest in MILPI was approximately $232,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, based on the estimated fair value of the assets and liabilities of PLM. The Trusts are obtaining additional information to refine the estimate of fair values. This additional information may result in revision to the estimated fair values. 2001. The amount amortized is included as an offset to Interest in MILPI and was $2,766 for the quarter ended March 31, 2001.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method as described above.

During the three months ended March 31, 2000, the Trust expended $257,150 for its interest in EFG Kirkwood (see Note 6 to the financial statements). During the three months ended March 31, 2001 and 2000, the Trust realized net cash proceeds from equipment disposals of $147,000 and $271,000, respectively. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of investment securities of $214,608 during the three months ended March 31, 2000.

At March 31, 2001, the Trust was due aggregate future minimum lease payments of $14,030,234 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $25,041,380 (see Note 9 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

The Trust has a 50.6% ownership interest in EFG Kettle Development LLC ("Kettle Valley"). Kettle Valley is a joint venture among the Trust and an affiliated trust, formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada. AFG ASIT Corporation manages Kettle Valley and the development is managed by a Canadian affiliate of EFG (See Note 5 to the financial statements).

The Trust also has an ownership interest in EFG Kirkwood LLC ("EFG Kirkwood"). EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele Group Inc. and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). (See Note 6 to the financial statements.)

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

The Trust's involvement in real estate development also introduces financial risks, including the potential need to borrow funds to develop the real estate projects. While the Trust's management presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Trust, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future. Alternatively, the Trust could establish joint ventures with other parties to share participation in its development projects.

Ski resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely effect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners.

The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a components of financing activities. At March 31, 2001, the Trust had debt obligations outstanding totaling $25,041,380. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligations of $16,193,280 and $282,421 at the expiration of the lease terms related to its interest in an aircraft leased to Scandinavian Airlines System in December 2003, and its interest in an aircraft leased to Reno Air, Inc, in January 2003, respectively.

The Managing Trustee evaluated and pursued a number of potential new acquisitions, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it anticipates that the Trust will be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancing and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $15,200,000, which was paid in January 2000.

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

Historically, cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries had been declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for either of the three month periods ended March 31, 2001 or 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

Cash distributions when paid to the Participants generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date, and the performance of the Trust's non-equipment assets. Future market conditions, technological changes, the ability of EFG to manage and remarket the equipment, and many other events and circumstances, could enhance or detract from individual yields and the collective performance of the Trust's equipment portfolio. The ability of the Managing Trustee and its affiliates to develop and profitably manage its real estate assets and its interest in MILPI will impact the Trust's overall performance.

In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's tax capital account. At December 31, 2000, the Managing Trustee had a negative tax capital account balance of $165,559. No such requirement exists with respect to the Special Beneficiary.

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

Item 4.             Submission of Matters to a Vote of Security Holders
                    Response:  None

Item 5.             Other Information
                    Response:  None

Item 6(a).          Exhibits
                    Response:  None

Item 6(b).          Reports on Form 8-K
                    Response:  None

                    Form 8-KA dated April 23, 2001 to include the proforma financial information required pursuant to Item 7 of Form 8-K in connection with the acquisition of PLM International, Inc. by MILPI Acquisition Corp., an indirect subsidiary of the registrant.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AFG Investment Trust C

                               By:   AFG ASIT Corporation, a Massachusetts
                                     corporation and the Managing Trustee of
                                     the Registrant.


                               By:   ls/  Michael J. Butterfield
                                     -------------------------------------------
                                     Michael J. Butterfield
                                     Treasurer of AFG ASIT Corporation
                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)


                               Date: May 15, 2001
                                     -------------------------------------------