Form 10-Q
period 2001-06-30
AFG INVESTMENT TRUST C
filed 2001-08-14
CIK 879496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended      JUNE 30, 2001
                                               ------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from to       .
                                                     --------


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


Registrant's  telephone  number,  including  area  code     (617)  854-5800
                                                        -------------------


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

                             AFG INVESTMENT TRUST C

                                    FORM 10-Q

                                      INDEX



PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2001 and December 31, 2000                        3

                Statement of Operations
                for the three and six months ended June 30, 2001 and 2000     4

                Statement of Changes in Participants' Capital
                for the six months ended June 30, 2001 and 2000               5

                Statement of Cash Flows
                for the six months ended June 30, 2001 and 2000               6

                Notes to the Financial Statements                             7


     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          18


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              26

                             AFG INVESTMENT TRUST C

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,     December 31,
                                                               2001           2000
ASSETS

Cash and cash equivalents                                  $ 1,458,193   $   8,848,816
Rents receivable                                               104,616         257,399
Accounts receivable - affiliate                                135,070         424,853
Guarantee fee receivable                                       180,536         126,000
Interest receivable                                             21,794           8,930
Loan receivable - Kettle Valley                                 77,059          77,059
Interest in Kettle Valley                                    3,773,820       4,315,263
Interest in EFG Kirkwood                                     4,628,726       3,803,949
Interest in MILPI                                            7,827,353         408,000
Investments - other                                            237,882         238,382
Other assets                                                   584,047         478,793
Equipment at cost, net of accumulated depreciation
  of $20,393,771 and $20,018,229 at June 30, 2001
  and December 31, 2000, respectively                       31,388,195      33,364,106
                                                           ------------  --------------

      Total assets                                         $50,417,291   $  52,351,550
                                                           ============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $24,128,362   $  26,220,794
Accrued interest                                               344,439         344,871
Accrued liabilities                                             84,845         284,691
Accrued liabilities - affiliates                               404,193          47,835
Deferred rental income                                          25,164          29,882
Other liabilities                                            1,596,071       1,524,803
                                                           ------------  --------------
     Total liabilities                                      26,583,074      28,452,876
                                                           ------------  --------------


Participants' capital:
   Managing Trustee                                                  -          23,386
   Special Beneficiary                                               -         192,938
   Class A Beneficiary Interests (1,787,153 Interests;
     initial purchase price of $25 each)                    26,172,584      25,570,027
   Class B Beneficiary Interests (3,024,740 Interests;
     initial purchase price of $5 each)                              -         450,690
   Treasury Interests (223,861 Class A Interests at Cost)   (2,338,367)     (2,338,367)
                                                           ------------  --------------
     Total participants' capital                            23,834,217      23,898,674
                                                           ------------  --------------

     Total liabilities and participants' capital           $50,417,291   $  52,351,550
                                                           ============  ==============




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


                                               For the three months ended  For the six months ended
                                                         June 30,                June 30,


                                                  2001         2000        2001         2000
INCOME

Lease revenue                                 $ 1,642,867   $2,035,590  $3,250,361   $4,180,687
Interest income                                    35,069      152,309     103,986      338,232
Gain on sale of equipment                          22,159      124,130     113,999      351,990
Gain on sale of investment securities                   -            -           -       86,079
Other income                                       55,089            -      85,136      206,329
                                              ------------  ----------  -----------  ----------
  Total income                                  1,755,184    2,312,029   3,553,482    5,163,317
                                              ------------  ----------  -----------  ----------

EXPENSES

Depreciation and amortization                     981,586    1,124,249   1,964,149    2,257,027
Interest expense                                  551,999      641,209   1,115,177    1,311,046
Management fees - affiliate                       123,910      112,660     216,721      229,504
Operating expenses - affiliate                    313,985       92,046     748,184      197,586
                                              ------------  ----------  -----------  ----------
  Total expenses                                1,971,480    1,970,164   4,044,231    3,995,163
                                              ------------  ----------  -----------  ----------

EQUITY INTERESTS

Equity loss from Kettle Valley                   (449,031)           -    (508,543)           -
Equity income (loss) from EFG Kirkwood           (538,507)           -     824,777            -
Equity income from MILPI                           71,679            -     110,058            -
                                              ------------  ----------  -----------  ----------
  Total income (loss) from equity interests      (915,859)           -     426,292            -
                                              ------------  ----------  -----------  ----------


Net income (loss)                             $(1,132,155)  $  341,865  $  (64,457)  $1,168,154
                                              ============  ==========  ===========  ==========


Net income (loss)
   per Class A Beneficiary Interest           $     (0.09)  $     0.14  $     0.34   $     0.31
                                              ============  ==========  ===========  ==========
   per Class B Beneficiary Interest           $     (0.22)  $     0.02  $    (0.15)  $     0.12
                                              ============  ==========  ===========  ==========
Cash distributions declared
   per Class A Beneficiary Interest           $        --   $       --  $       --   $       --
                                              ============  ==========  ===========  ==========
   per Class B Beneficiary Interest           $        --   $       --  $       --   $       --
                                              ============  ==========  ===========  ==========



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)




                                 Managing      Special                  Class A Beneficiaries             Class B Beneficiaries
                                 Trustee     Beneficiary
                                  Amount       Amount            Interests                Amount          Interests    Amount
 Balance at December 31, 2000   $  23,386   $    192,938               1,787,153  $           25,570,027  3,024,740  $ 450,690

  Net income (loss)               (23,386)      (192,938)                      -                 602,557          -   (450,690)
                                ----------  -------------  ---------------------  ----------------------  ---------  ----------

 Balance at June 30, 2001       $       -   $          -               1,787,153  $           26,172,584  3,024,740  $       -
                                ==========  =============  =====================  ======================  =========  ==========



                                  Treasury
                                 Interests       Total
 Balance at December 31, 2000   $(2,338,367)  $23,898,674

  Net income (loss)                       -       (64,457)
                                ------------  ------------

 Balance at June 30, 2001       $(2,338,367)  $23,834,217
                                ============  ============





















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                            2001          2000
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                       $   (64,457)  $  1,168,154
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                           1,964,149      2,257,027
  Accretion of bond discount                                      -         (4,470)
  Gain on sale of equipment                                (113,999)      (351,990)
  Gain on sale of investment securities                           -        (86,079)
  Income from equity interests                             (426,292)             -
Changes in assets and liabilities:
  Rents receivable                                          152,783        (66,420)
  Accounts receivable - affiliate                           289,783        731,609
  Accounts receivable - other                                     -        (30,929)
  Guarantee fee receivable                                  (54,536)             -
  Interest receivable                                       (12,864)             -
  Other assets                                             (105,254)             -
  Accrued interest                                             (432)       136,823
  Accrued liabilities                                      (199,846)         7,000
  Accrued liabilities - affiliates                          101,358         (5,394)
  Deferred rental income                                     (4,718)      (284,120)
  Other liabilities                                          71,268              -
                                                        ------------  -------------
    Net cash provided by operating activities             1,596,943      3,471,211
                                                        ------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                               174,150        401,400
Investments - other                                             500        (72,000)
Interest in EFG Kirkwood                                          -       (620,750)
Interest in MILPI                                        (7,069,784)             -
Proceeds from sale of investment securities                       -        214,608
                                                        ------------  -------------
    Net cash used in investing activities                (6,895,134)       (76,742)
                                                        ------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                 471,032              -
Principal payments - notes payable                       (2,563,464)    (1,815,472)
Distributions paid                                                -    (15,200,000)
                                                        ------------  -------------
    Net cash used in financing activities                (2,092,432)   (17,015,472)
                                                        ------------  -------------

Net decrease in cash and cash equivalents                (7,390,623)   (13,621,003)
Cash and cash equivalents at beginning of period          8,848,816     22,923,967
                                                        ------------  -------------
Cash and cash equivalents at end of period              $ 1,458,193   $  9,302,964
                                                        ============  =============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                $ 1,115,609   $  1,174,223
                                                        ============  =============


See Note 7 to the financial statements regarding the Trust's acquisition of interests in MILPI during the six months ended June 30, 2001.




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)
NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule
10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2001 and December 31, 2000 and results of operations for the three and six months ended June 30, 2001 and 2000 have been made and are reflected. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

Certain amounts previously reported in the December 31, 2000 financial statements have been reclassified to conform to the June 30, 2001 presentation.

NOTE  2  -  CASH  EQUIVALENTS  AND  INVESTMENT  SECURITIES
----------------------------------------------------------

AFG Investment Trust C (the "Trust") considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Investment securities consisted of equity securities and debt securities that were classified as available-for-sale. Available-for-sale securities were carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The amortized cost of debt securities was adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income on the accompanying Statement of Operations.

At June 30, 2001, the Trust had $1,358,974 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  3  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing
Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $12,859,733 are due as follows:

For the year ending June 30,   2002  $ 5,599,567
                               2003    5,250,380
                               2004    1,883,088
                               2005      126,698
                                     -----------

   .                          Total  $12,859,733
                                     ===========

                             AFG INVESTMENT TRUST C

                                  JUNE 30, 2001

                                   (UNAUDITED)

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $35,440, which was accrued as a maintenance obligation at June 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at June 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                             Remaining
                                               Lease
                                                Term       Equipment
      Equipment Type                          (Months)      at Cost
-------------------------------------------  ----------  -------------
Aircraft                                          30-48  $ 32,134,911
Manufacturing                                      0-26     9,053,648
Locomotives                                          33     4,574,489
Materials handling                                 0-20     3,216,678
Computer and peripherals                            0-5     1,716,673
Construction and mining                             0-6     1,085,567
                                                         -------------
 Total equipment cost                                 .    51,781,966
 Accumulated depreciation                             .   (20,393,771)
                                                         -------------
 Equipment, net of accumulated depreciation           .  $ 31,388,195
                                                         =============



At June 30, 2001, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $38,342,000, representing approximately 74% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $44,277,000 and a net book value of approximately $30,967,000 at June 30, 2001 (see Note 9).

At June 30, 2001, the cost and net book value of equipment held for sale or re-lease was approximately $1,788,000 and $4,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

------
NOTE  5  -  INTEREST  IN  KETTLE  VALLEY
----------------------------------------

 On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 97 residential units have been constructed and 10 are under construction, all of which have been sold. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

The Trust's ownership share in EFG Kettle Development LLC is 50.604% and had a cost of $4,472,129, including a 1% acquisition fee of $44,729 paid to EFG. The acquisition was funded with cash of $3,139,648 and a non-recourse note for $1,332,481. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured by the Trust's interest in EFG Kettle Development LLC. The Trust's cost basis in this joint venture was approximately $658,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference is being amortized over a period of 10 years beginning January 1, 2000. The amount amortized is included as an offset to Interest in Kettle Valley and was $32,900 for each of the six months ended June 30, 2001 and 2000.

The Trust accounts for its interest in Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's interest is (i) increased (decreased) to reflect the Trust's share of income (loss) of the joint venture and (ii) decreased to reflect any distributions the Trust received from the joint venture. The Trust's interest was decreased by $449,031 and $508,543, respectively, during the three and six months ended June 30, 2001, reflecting its share of loss from Kettle Valley.

In addition, the seller purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,524,803, or 50.604% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at both June 30, 2001 and December 31, 2000.

NOTE  6  -  INTEREST  IN  EFG  KIRKWOOD
---------------------------------------

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

Subsequent to making its ownership interest in Mountain Resort, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC ("Mountain Springs"). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common stock and 100% of the Class B Preferred stock in an entity that owns the Purgatory Ski resort in Durango, Colorado.

The Trust's ownership interest in EFG Kirkwood had an original cost of $3,994,150; including a 1% acquisition fee of $39,546 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded a loss of $538,507 and income of $824,777, respectively, for the three and six months ended June 30, 2001, representing its pro-rata share of the net income (loss) of EFG Kirkwood.

NOTE  7  -  INTEREST  IN  MILPI
-------------------------------

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

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission ("SEC") on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns approximately 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the Trust's discussions with the staff regarding its possible status as an inadvertent investment company. If the merger is approved, the Trusts may be required to provide an additional $4.4 million to acquire the remaining approximate 17% of PLM's outstanding common stock.

The Trust has a 34% membership interest in MILPI having an original cost of $7,732,783. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,403,746, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $74,037 and capitalized transaction costs of $255,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at June 30, 2001. During the three months ended June 30, 2001, the Trusts obtained additional information to refine the estimate of fair values the underlying net assets of MILPI at February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $356,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $15,489 during the six months ended June 30, 2001.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $71,679 and $110,058, respectively, during the three and six months ended June 30, 2001, representing its pro rata share of the income of MILPI.


NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six months ended June 30, 2001 and 2000, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                    2001       2000
                                 ----------  --------
Acquisition fees                 $   74,037  $  6,145
Management fees                     216,721   229,504
Administrative charges               81,834    96,131
Reimbursable operating expenses
   due to third parties             666,350   101,455
                                 ----------  --------

          Total                  $1,038,942  $433,235
                                 ==========  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2001, the Trust was owed $135,070 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2001.

------
NOTE  9  -  NOTES  PAYABLE
--------------------------

Notes payable at June 30, 2001 consisted of installment notes of $24,128,362 payable to banks and institutional lenders. The notes bear interest rates ranging between 6.76% and 9.176%, except for two notes, which bear fluctuating interest rates. All of the installment notes are non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments, except for one note in the amount of $219,914, which is collateralized by the Trust's ownership interests in EFG Kettle Development LLC (see Note 5). Generally, the equipment-related installments notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to its interest in an aircraft leased to SAS in December 2003.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Note 3 - Revenue Recognition). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Trust's share was $471,032. The Trust used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $493,137 and accrued interest and fees of $7,347. The new indebtedness bears a fluctuating interest rate based on LIBOR (approximately 4.73% at June 30, 2001) plus 2.3%.

Management believes that the carrying amount of the notes payable approximates fair value at June 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

For the year ending June 30,   2002  $ 3,365,849
                               2003    3,282,331
                               2004   17,357,827
                               2005      122,355
                                     -----------

     .                        Total  $24,128,362
                                     ===========



NOTE  10  -  GUARANTEE  AGREEMENT
---------------------------------

On March 8, 2000, the Trust and three affiliated trusts (collectively, the "Trusts") entered into a guarantee agreement whereby the Trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease /payments by the Trusts was capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement.

As a result of principal reductions on the average guarantee amount, an amended and restated agreement was entered into in December 2000, which reduced the guaranteed amount among the Trusts. At June 30, 2001, the Trust was responsible for 35.08% of the current guaranteed amount of $7,000,000, or $2,455,600. In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $350,800, excluding interest. During the six months ended June 30, 2001, the Trust recognized income of $60,449 related to the guarantee fee. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $175,400 and recognized total income of $206,329 from the guarantee. The guarantee fee is reflected as Other
Income  on  the  accompanying  Statement  of  Operations.

NOTE  11  -  CONTINGENCIES
--------------------------

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


NOTE  12  -  OPERATING  SEGMENTS
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI. MILPI owns MILPI Acquisition, which owns the majority interest in PLM, an equipment leasing and asset management company (see Note 7). The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2001 and 2000 is summarized below.

                                       Three months ended June 30, Six months ended June 30,

                                             2001         2000        2001         2000
Total Income:
   Equipment leasing                     $ 1,826,863   $2,312,029  $3,663,540   $5,163,317
   Real estate                              (987,538)           -     316,234            -
                                         ------------  ----------  -----------  ----------
     Total                               $   839,325   $2,312,029  $3,979,774   $5,163,317
                                         ============  ==========  ===========  ==========

Operating Expenses, Management Fees
  And Other Expenses:
   Equipment leasing                     $   387,062   $  184,841  $  893,034   $  388,476
   Real estate                                50,833       19,865      71,871      38, 614
                                         ------------  ----------  -----------  ----------
     Total                               $   437,895   $  204,706  $  964,905   $  427,090
                                         ============  ==========  ===========  ==========

Interest Expense:
   Equipment leasing                     $   546,264   $  626,202  $1,101,323   $1,282,590
   Real estate                                 5,735       15,007      13,854       28,456
                                         ------------  ----------  -----------  ----------
     Total                               $   551,999   $  641,209  $1,115,177   $1,311,046
                                         ============  ==========  ===========  ==========

Depreciation and Amortization Expense:
   Equipment leasing                     $   965,136   $1,107,799  $1,931,249   $2,224,127
   Real estate                                16,450       16,450      32,900       32,900
                                         ------------  ----------  -----------  ----------
     Total                               $   981,586   $1,124,249  $1,964,149   $2,257,027
                                         ============  ==========  ===========  ==========

 Net Income (Loss)                       $(1,132,155)  $  341,865  $  (64,457)  $1,168,154
                                         ============  ==========  ===========  ==========


Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and six months ended June 30, 2001, the Trust recognized lease revenue of $1,642,867 and $3,250,361, respectively, compared to $2,035,590 and $4,180,687, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $35,440, which was accrued as a maintenance obligation at June 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and six months ended June 30, 2001 was $35,069 and $103,986, respectively, compared to $152,309 and $338,232, respectively, for the same periods in 2000. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment among other factors.

During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $55,160 and $60,151, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $22,159 and $113,999, respectively.

During the three and six month periods ended June 30, 2000, the Trust sold equipment having a net book value of $6,270 and $49,410, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $124,130 and $351,990, respectively.

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

During the six months ended June 30, 2000, the Trust sold investment securities having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 10) In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the six months ended June 30, 2001, the Trust recognized income of $60,449 related to the guarantee fee. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $175,400 and recognized total income of $206,329 from the guarantee. The guarantee fee is reflected as Other
Income  on  the  accompanying  Statement  of  Operations.

Depreciation expense for the three and six month periods ended June 30, 2001 was $952,413 and $1,915,760 compared to $1,107,799 and $2,224,127, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense for the three and six month periods ended June 30, 2001 was $546,264 and $1,101,323, respectively, compared to $626,202 and $1,282,590 for the periods in 2000. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $-----73,077 and $144,850 for the three and six month periods ended June 30, 2001 and $92,795 and $190,890, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees include a fee of 1% of the cost of the MILPI interests.

Operating expenses were $313,985 and $748,184 during the three and six month periods ended June 30, 2001 compared to $92,046 and $197,586, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $140,000 for ongoing legal matters and approximately $162,000 for remarketing costs related to the re-lease of aircraft leased to SAS and Aerovias de Mexico, S.A. de C.V.. Operating expenses also included approximately $114,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition, as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and six months ended June 30, 2001, the Trust recorded income of $71,679 and $110,058, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $12,723 and $15,489, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 7).

------
Real  Estate
------------

Management fees for non-equipment assets were $50,833 and $71,871, respectively, for the three and six months ended June 30, 2001 compared to $19,865 and $38,614, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $5,735 and $13,854, respectively, for the three and six months ended June 30, 2001 compared to $15,007 and $28,456, respectively, for the same periods in 2000. Interest expense will decrease in the future as payments reduce the outstanding principal balance of the note.

For the three and six months ended June 30, 2001, the Trust recorded a loss of $449,031 and $508,543, respectively, from its ownership interest in Kettle Valley. This loss represents the Trust's share of the net loss of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 and $32,900, respectively, during the three and six month periods ended June 30, 2001 and 2000, in connection with its interest in Kettle Valley. (See Note 5.)

For the three and six month periods ended June 30, 2001, the Trust recorded a loss of $538,507 and income of $824,777, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and six months ended June 30, 2001 may not be indicative of future periods (See Note 6).


NOTE  13  -  NEW  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (collectively the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Trust will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statements is not anticipated to have an impact on the Trust's financial statements. During 2002, the Trust will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Trust.

------





                             AFG INVESTMENT TRUST C

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

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

Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"). MILPI owns MILPI Acquisition Corp. ("MILPI Acquisition"), which owns the majority interest in PLM International, Inc.("PLM"), an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2001 and 2000 is summarized below.

                                       Three months ended June 30,  Six months ended June 30,

                                             2001         2000        2001         2000
Total Income:
   Equipment leasing                     $ 1,826,863   $2,312,029  $3,663,540   $5,163,317
   Real estate                              (987,538)           -     316,234            -
                                         ------------  ----------  -----------  ----------
     Total                               $   839,325   $2,312,029  $3,979,774   $5,163,317
                                         ============  ==========  ===========  ==========

Operating Expenses, Management Fees
  And Other Expenses:
   Equipment leasing                     $   387,062   $  184,841  $  893,034   $  388,476
   Real estate                                50,833       19,865      71,871      38, 614
                                         ------------  ----------  -----------  ----------
     Total                               $   437,895   $  204,706  $  964,905   $  427,090
                                         ============  ==========  ===========  ==========

Interest Expense:
   Equipment leasing                     $   546,264   $  626,202  $1,101,323   $1,282,590
   Real estate                                 5,735       15,007      13,854       28,456
                                         ------------  ----------  -----------  ----------
     Total                               $   551,999   $  641,209  $1,115,177   $1,311,046
                                         ============  ==========  ===========  ==========

Depreciation and Amortization Expense:
   Equipment leasing                     $   965,136   $1,107,799  $1,931,249   $2,224,127
   Real estate                                16,450       16,450      32,900       32,900
                                         ------------  ----------  -----------  ----------
     Total                               $   981,586   $1,124,249  $1,964,149   $2,257,027
                                         ============  ==========  ===========  ==========

 Net Income (Loss)                       $(1,132,155)  $  341,865  $  (64,457)  $1,168,154
                                         ============  ==========  ===========  ==========




Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and six months ended June 30, 2001, the Trust recognized lease revenue of $1,642,867 and $3,250,361, respectively, compared to $2,035,590 and $4,180,687, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are by owned an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $35,440, which was accrued as a maintenance obligation at June 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and six months ended June 30, 2001 was $35,069 and $103,986, respectively, compared to $152,309 and $338,232, respectively, for the same periods in 2000. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment among other factors.

During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $55,160 and $60,151, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $22,159 and $113,999, respectively.

During the three and six month periods ended June 30, 2000, the Trust sold equipment having a net book value of $6,270 and $49,410, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $124,130 and $351,990, respectively.

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

During the six months ended June 30, 2000, the Trust sold investment securities having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 10 to the financial statements.) In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the six months ended June 30, 2001, the Trust recognized income of $60,449 related to the guarantee fee. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $175,400 and recognized total income of $206,329 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense for the three and six month periods ended June 30, 2001 was $952,413 and $1,915,760 compared to $1,107,799 and $2,224,127, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense for the three and six month periods ended June 30, 2001 was $546,264 and $1,101,323, respectively, compared to $626,202 and $1,282,590 for the periods in 2000. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $-----73,077 and $144,850 for the three and six month periods ended June 30, 2001 and $92,795 and $190,890, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees include a fee of 1% of the cost of the MILPI interests.

Operating expenses were $313,985 and $748,184 during the three and six month periods ended June 30, 2001 compared to $92,046 and $197,586, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $140,000 for ongoing legal matters and approximately $162,000 for remarketing costs related to the re-lease of aircraft leased to Scandinavian Airlines System and Aerovias de Mexico, S.A. de C.V.. Operating expenses also included approximately $114,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition, as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and six months ended June 30, 2001, the Trust recorded income of $71,679 and $110,058, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. (See Note 7 to the financial statements). The Trust recorded $12,723 and $15,489, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition.


Real  Estate
------------

Management fees for non-equipment assets were $50,833 and $71,871, respectively, for the three and six months ended June 30, 2001 compared to $19,865 and $38,614, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $5,735 and $13,854, respectively, for the three and six months ended June 30, 2001 compared to $15,007 and $28,456, respectively, for the same periods in 2000. Interest expense will decrease in the future as payments reduce the outstanding principal balance of the note.

For the three and six months ended June 30, 2001, the Trust recorded a loss of $449,031 and $508,543, respectively, from its ownership interest in Kettle Valley. This loss represents the Trust's share of the net loss of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 and $32,900, respectively, during the three and six month periods ended June 30, 2001 and 2000, in connection with its interest in Kettle Valley. (See Note 5 to the financial statements.)

For the three and six month periods ended June 30, 2001, the Trust recorded a loss of $538,507 and income of $824,777, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and six months ended June 30, 2001 may not be indicative of future periods (See Note 6 to the financial statements).


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,596,943 and $3,471,211 for the six months ended June 30, 2001 and 2000, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At June 30, 2001, the Trust was due aggregate future minimum lease payments of $12,859,733 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $24,128,362 (see Note 9 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

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

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of the PLM common stock in February 2001 for a total purchase price of approximately $21.7 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition will merge into PLM, with PLM being the surviving entity. PLM filed a proxy statement with the Securities and Exchange Commission (the "SEC") on February 9, 2001 for a special meeting of its shareholders to vote on the merger proposal. Because MILPI Acquisition owns approximately 83% of the PLM common stock, its vote alone would be sufficient to assure the approval of the merger proposal at the special meeting and MILPI has agreed to vote all of its shares in favor of the merger proposal. Once the merger is approved, the Trusts would then jointly own 100% of the outstanding common stock of PLM through their 100% interest in MILPI. However, completion of the SEC staff's review of the proxy statement for approval of the merger is dependent in part on the satisfactory resolution of the Trust's discussions with the staff regarding its possible status as an inadvertent investment company. If the merger is approved, the Trusts may be required to provide an additional $4.4 million to acquire the remaining approximate 17% of PLM's outstanding common stock.

The Trust has a 34% membership interest in MILPI having an original cost of $7,732,783. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,403,746, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele Group Inc. ("Semele") of $74,037 and capitalized transaction costs of $255,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities
- Affiliates on the accompanying Statement of Financial Position at June 30, 2001. During the three months ended June 30, 2001, the Trusts obtained additional information to refine the estimate of fair values the underlying net assets of MILPI at February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $356,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $15,489 during the six months ended June 30, 2001. The Trust's ownership interest in MILPI is accounted for on the equity method, as discussed above.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

During the six months ended June 30, 2000, the Trust expended $620,750 for its interest in EFG Kirkwood (see Note 6 to the financial statements) and $72,000 for other investments. During the six months ended June 30, 2001 and 2000, the Trust realized net cash proceeds from equipment disposals of $174,150 and $401,400, respectively. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of investment securities of $214,608 during the six months ended June 30, 2000.

The Trust has a 50.6% ownership interest in Kettle Valley. Kettle Valley is a joint venture among the Trust and an affiliated trust, formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada. AFG ASIT Corporation manages Kettle Valley and the development is managed by a Canadian affiliate of EFG (See Note 5 to the financial statements).

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

Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Trust and the residual value of the commercial jet aircraft. Currently, all of the commercial jet aircraft in which the Trust has a proportionate ownership interest are subject to contracted lease agreements.

The Trust obtained long-term financing in connection with certain equipment leases. The originations of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At June 30, 2001, the Trust had debt obligations outstanding totaling $24,128,362. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to its interest in an aircraft leased to SAS in December 2003.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years (see Results of Operations). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Trust's share was $471,032. The Trust used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $493,137 and accrued interest and fees of $7,347. The new indebtedness bears a fluctuating interest rate based on LIBOR (approximately 4.73% at June 30, 2001) plus 2.3% and principal is amortized monthly.

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

After the special distribution in January 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. Looking forward, the Managing Trustee presently does not expect to reinstate cash distributions until expiration of the Trust's reinvestment period in December 2002; however, the Managing Trustee periodically will review and consider other one-time distributions. In addition to maintaining sale proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations to fully retire its indebtedness and for the continued maintenance of the Trust's assets. The Managing Trustee believes that this change in policy is in the best interests of the Trust over the long term.

Historically, cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries had been declared and generally paid within 45 days following the end of each calendar month. No cash distributions were declared for either of the six month periods ended June 30, 2001 or 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

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

In the future, the nature of the Trust's operations and principal cash flows will shift from rental receipts to equipment sale proceeds. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

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

                             AFG INVESTMENT TRUST C

                                    FORM 10-Q

                           PART II.  OTHER INFORMATION







  Item 1.     Legal Proceedings
  .           Response:  None

  Item 2.     Changes in Securities
  .           Response:  None

  Item 3.     Defaults upon Senior Securities
  .           Response:  None

  Item 4.     Submission of Matters to a Vote of Security Holders
  .           Response:  None

  Item 5.     Other Information
  .           Response:  None

  Item 6(a).  Exhibits
  .           Response:

 .             Exhibit 1. Lease agreement with Aerovias de Mexico, S.A. de C.V.

  Item 6(b).  Reports on Form 8-K
  .           Response:  None

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



                             AFG Investment Trust C


By:         AFG  ASIT  Corporation,  a  Massachusetts
              corporation  and  the  Managing  Trustee  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  ASIT  Corporation
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     August  14,  2001
          -----------------