Form 10-Q
period 2001-09-30
AFG INVESTMENT TRUST C
filed 2001-11-19
CIK 879496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 2001
                                            -----------------------

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

                             AFG INVESTMENT TRUST C

                                    FORM 10-Q

                                      INDEX



PART I. FINANCIAL INFORMATION:                                                   Page
                                                                                 ----
     Item 1. Financial Statements

                Statement of Financial Position
                at September 30, 2001 and December 31, 2000                         3

                Statement of Operations
                for the three and nine months ended September 30, 2001 and 2000     4

                Statement of Changes in Participants' Capital
                for the nine months ended September 30, 2001 and 2000               5

                Statement of Cash Flows
                for the nine months ended September 30, 2001 and 2000               6

                Notes to the Financial Statements                                   7


     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                18


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                    26

                             AFG INVESTMENT TRUST C

                         STATEMENT OF FINANCIAL POSITION

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                            September 30,    December 31,
                                                                2001             2000
ASSETS

Cash and cash equivalents                                  $    1,659,295   $   8,848,816
Rents receivable                                                  215,958         257,399
Accounts receivable - affiliate                                    88,236         424,853
Guarantee fee receivable                                                -         126,000
Interest receivable                                                   510           8,930
Loan receivable - Kettle Valley                                    77,059          77,059
Interest in Kettle Valley                                       3,743,915       4,315,263
Interest in EFG Kirkwood                                        4,042,814       3,803,949
Interest in MILPI                                               8,288,886         408,000
Investments - other                                               237,882         238,382
Other assets                                                      523,697         478,793
Equipment at cost, net of accumulated depreciation
  of $21,301,611 and $20,018,229 at September 30, 2001
  and December 31, 2000, respectively                          30,437,777      33,364,106
                                                           ---------------  --------------

      Total assets                                         $   49,316,029   $  52,351,550
                                                           ===============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $   23,332,484   $  26,220,794
Accrued interest                                                  185,740         344,871
Accrued liabilities                                               116,933         284,691
Accrued liabilities - affiliates                                  332,575          47,835
Deferred rental income                                             33,781          29,882
Other liabilities                                               1,596,072       1,524,803
                                                           ---------------  --------------
     Total liabilities                                         25,597,585      28,452,876
                                                           ---------------  --------------


Participants' capital (deficit):
   Managing Trustee                                                (1,158)         23,386
   Special Beneficiary                                                  -         192,938
   Class A Beneficiary Interests (1,787,153 Interests;
     initial purchase price of $25 each)                       26,057,969      25,570,164
   Class B Beneficiary Interests (3,024,740 Interests;
     initial purchase price of $5 each)                                 -         450,553
   Treasury Interests (223,861 Class A Interests at Cost)      (2,338,367)     (2,338,367)
                                                           ---------------  --------------
     Total participants' capital                               23,718,444      23,898,674
                                                           ---------------  --------------

     Total liabilities and participants' capital           $   49,316,029   $  52,351,550
                                                           ===============  ==============




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                For the three months ended    For the nine months ended
                                                     September 30,                 September 30,
                                                    2001          2000           2001          2000
                                                               (Restated)                 (Restated)
                                                               (See Note 1)               (See Note 1)
INCOME

Lease revenue                                 $  1,690,959   $1,768,284   $  4,941,320   $5,948,971
Interest income                                     22,425      167,801        126,411      506,033
Gain on sale of equipment                            7,634    1,409,938        121,633    1,761,928
Gain on sale of investment securities                    -            -              -       86,079
Other income                                        15,369       33,886        100,505      240,215
                                              -------------  -----------  -------------  -----------
  Total income                                   1,736,387    3,379,909      5,289,869    8,543,226
                                              -------------  -----------  -------------  -----------

EXPENSES

Depreciation and amortization                      979,590      988,601      2,943,739    3,245,629
Interest expense                                   435,032      584,146      1,550,209    1,895,192
Management fees - affiliates                        63,959       99,842        280,680      329,346
Operating expenses - affiliate                     248,468      141,247        996,652      338,833
                                              -------------  -----------  -------------  -----------
  Total expenses                                 1,727,049    1,813,836      5,771,280    5,809,000
                                              -------------  -----------  -------------  -----------

EQUITY INTERESTS

Equity loss from Kettle Valley                     (13,455)     (15,117)      (521,998)     (88,410)
Equity income (loss) from EFG Kirkwood            (585,912)    (573,118)       238,865     (128,202)
Equity income from MILPI                           474,256            -        584,314            -
                                              -------------  -----------  -------------  -----------
  Total income (loss) from equity interests       (125,111)    (588,235)       301,181     (216,612)
                                              -------------  -----------  -------------  -----------


Net income (loss)                             $   (115,773)  $  977,838   $   (180,230)  $2,517,614
                                              =============  ===========  =============  ===========


Net income (loss)
   per Class A Beneficiary Interest           $      (0.06)  $     0.39   $       0.27   $     0.85
                                              =============  ===========  =============  ===========
   per Class B Beneficiary Interest           $          -   $     0.06   $      (0.15)  $     0.21
                                              =============  ===========  =============  ===========
Cash distributions declared
   per Class A Beneficiary Interest           $         --   $       --   $         --   $       --
                                              =============  ===========  =============  ===========
   per Class B Beneficiary Interest           $         --   $       --   $         --   $       --
                                              =============  ===========  =============  ===========


   The accompanying notes are an integral part of these financial statements.

                                       32
                             AFG INVESTMENT TRUST C

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)



                                  Managing      Special            Class A Beneficiaries               Class B Beneficiaries
                                  Trustee     Beneficiary
                                   Amount       Amount            Interests          Amount           Interests          Amount
 Balance at December 31, 2000    $  23,386   $    192,938               1,787,153  $25,570,164              3,024,740  $ 450,553

   Net income (loss)               (24,544)      (192,938)                      -      487,805                      -   (450,553)
                                 ----------  -------------  ---------------------  -----------  ---------------------  ----------

 Balance at September 30, 2001   $  (1,158)  $          -               1,787,153  $26,057,969              3,024,740  $       -
                                 ==========  =============  =====================  ===========  =====================  ==========


                                   Treasury
                                  Interests       Total
 Balance at December 31, 2000    $(2,338,367)  $23,898,674

   Net income (loss)                       -      (180,230)
                                 ------------  ------------

 Balance at September 30, 2001   $(2,338,367)  $23,718,444
                                 ============  ============






















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                2001          2000
                                                                          (Restated)
                                                                          (See Note 1)
  CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                         $  (180,230)  $  2,517,614
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                             2,943,739      3,245,629
    Accretion of bond discount                                        -         (6,504)
    Gain on sale of equipment                                  (121,633)    (1,761,928)
    Gain on sale of investment securities                             -        (86,079)
    (Income) loss from equity interests                        (301,181)       216,612
  Changes in assets and liabilities:
    Rents receivable                                             41,441        161,872
    Accounts receivable - affiliate                             336,617        836,409
    Accounts receivable - other                                       -        (64,816)
    Guarantee fee receivable                                    126,000              -
    Interest receivable                                           8,420          8,441
    Other assets                                                (44,904)             -
    Accrued interest                                           (159,131)        31,278
    Accrued liabilities                                        (167,758)       (26,720)
    Accrued liabilities - affiliates                             29,740          5,164
    Deferred rental income                                        3,899       (285,937)
    Other liabilities                                            71,269              -
                                                            ------------  -------------
      Net cash provided by operating activities               2,586,288      4,791,035
                                                            ------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Proceeds from equipment sales                                 181,784      3,170,692
  Investments - other                                               500       (123,220)
  Interest in EFG Kirkwood                                            -       (822,750)
  Interest in MILPI                                          (7,069,783)             -
  Proceeds from sale of investment securities                         -        214,608
                                                            ------------  -------------
      Net cash provided by (used in) investing activities    (6,887,499)     2,439,330
                                                            ------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Proceeds from notes payable                                   471,032              -
  Principal payments - notes payable                         (3,359,342)    (5,575,312)
  Distributions paid                                                  -    (15,200,000)
                                                            ------------  -------------
      Net cash used in financing activities                  (2,888,310)   (20,775,312)
                                                            ------------  -------------

  Net decrease in cash and cash equivalents                  (7,189,521)   (13,544,947)
  Cash and cash equivalents at beginning of period            8,848,816     22,923,967
                                                            ------------  -------------
  Cash and cash equivalents at end of period                $ 1,659,295   $  9,379,020
                                                            ============  =============

  SUPPLEMENTAL INFORMATION
  Cash paid during the period for interest                  $ 1,709,340   $  1,863,914
                                                            ============  =============


See Note 8 to the financial statements regarding the Trust's acquisition of interests in MILPI during the nine months ended September 30, 2001.

                                             The  accompanying  notes  are  an
integral  part  of  these  financial  statements.

                             AFG INVESTMENT TRUST C

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

NOTE  1  -  RESTATEMENT  OF  SEPTEMBER  30,  2000  FINANCIAL  STATEMENTS
------------------------------------------------------------------------

After AFG Investment Trust C ("the Trust") filed its Form 10-Q for the quarter ended September 30, 2000 (the September 30, 2000 Form 10-Q) with the United States Securities and Exchange Commission ("SEC"), the Trust received addition information related to the underlying operations of its interests in EFG Kirkwood LLC ("EFG Kirkwood LLC") and Kettle Valley Development Limited Partnership. Consistent with the Trust's accounting policy of recording the equity income (loss) of its underlying interest when the financial information becomes available, the Trust recorded its equity income (loss) for EFG Kirkwood and Kettle Valley Development Limited Partnership for the year ended December 31, 2000 in the third and fourth quarters of 2000, respectively. As a result, the Trust's financial results reported in its Annual Report on Form 10-K (the "2000 10-K") for the year ended December 31, 2000 filed with the SEC properly reflect the entire year's operations.

The Trust has restated its Statement of Operations for the three and nine months ended September 30, 2000 to properly reflect the equity (loss) from EFG Kirkwood and Kettle Valley Development Limited Partnership for these periods to facilitate a more meaningful analysis of Management's Discussion and Analysis of Financial Condition and Results of Operations. These adjustments resulted in a net decrease in earnings for the three and nine months ended September 30, 2000 of $499,825 ($0.20 and $0.03 per Class A beneficiary interest and Class B beneficiary interest, respectively) and $128,202 ($0.05 and $0.00 per Class A beneficiary interest and Class B beneficiary interest, respectively). As a result, the accompanying financial statements for the three and nine months ended September 30, 2000 have been restated from the amounts previously reported.

NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the SEC and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2001 and December 31, 2000 and results of operations for the three and nine months ended September 30, 2001 and 2000 have been made and are reflected. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

Certain amounts previously reported in the December 31, 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation.

The table below details the allocation of income (loss) in each of the quarters for the nine months ended September 30, 2001.

                    Managing    Special        Class A          Class B
                    Trustee     Beneficiary    Beneficiaries    Beneficiaries    Treasury
                    Amount      Amount         Amount           Amount           Interests     Total

December 31, 2000   $  23,386   $    192,938   $   25,570,164   $      450,553   $(2,338,367)  $23,898,674
                    ----------  -------------  ---------------  ---------------  ------------  ------------
Net income             10,677         88,085          763,331          205,605             -     1,067,698
March 31, 2001         34,063        281,023       26,333,495          656,158    (2,338,367)   24,966,372
                    ----------  -------------  ---------------  ---------------  ------------  ------------

Net loss              (34,063)      (281,023)        (160,911)        (656,158)            -    (1,132,155)
June 30, 2001               -              -       26,172,584                -    (2,338,367)   23,834,217
                    ----------  -------------  ---------------  ---------------  ------------  ------------

Net loss               (1,158)             -         (114,615)               -             -      (115,773)
September 30, 2001  $  (1,158)  $          -   $   26,057,969   $            -   $(2,338,367)  $23,718,444




NOTE  3  -  CASH  EQUIVALENTS  AND  INVESTMENT  SECURITIES
----------------------------------------------------------

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

At September 30, 2001, the Trust had $1,389,941 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  4  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing
Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $11,392,427 are due as follows:

For the year ending September 30,   2002  $ 5,449,807
                                    2003    5,140,320
                                    2004      710,156
                                    2005       92,144
                                          -----------

   .                               Total  $11,392,427
                                          ===========



In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the three months ended June 30, 2001 and its share of the maintenance payment was $35,440, which was accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

NOTE  5  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at September 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                             Remaining
                                               Lease
                                                Term       Equipment
     Equipment Type                           (Months)      at Cost
-------------------------------------------  ----------  -------------
Aircraft                                          27-45  $ 32,134,911
Manufacturing                                      0-23     9,053,648
Locomotives                                          30     4,574,489
Materials handling                                 0-17     3,174,100
Computer and peripherals                            0-2     1,716,673
Construction and mining                               3     1,085,567
                                                         -------------
 Total equipment cost                                 .    51,739,388
 Accumulated depreciation                             .   (21,301,611)
                                                         -------------
 Equipment, net of accumulated depreciation           .  $ 30,437,777
                                                         =============



At September 30, 2001, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $38,342,000, representing approximately 74% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $44,277,000 and a net book value of approximately $30,085,000 at September 30, 2001 (see Note 10).

At September 30, 2001, the cost and net book value of equipment held for sale or re-lease was approximately $1,788,000 and $1,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE  6  -  INTEREST  IN  KETTLE  VALLEY
----------------------------------------

 On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and 10 are under construction. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

The Trust's ownership share in EFG Kettle Development LLC is approximately 50.6% and had a cost of $4,472,129, including a 1% acquisition fee of $44,729 paid to EFG. The acquisition was funded with cash of $3,139,648 and a non-recourse note for $1,332,481. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured by the Trust's interest in EFG Kettle Development LLC. The Trust's cost basis in this joint venture was approximately $658,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference is being amortized over a period of 10 years beginning January 1, 2000. The amount amortized is included as an offset to Interest in Kettle Valley and was $49,350 for each of the nine months ended September 30, 2001 and 2000.

The Trust accounts for its interest in Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's interest is (i) increased (decreased) to reflect the Trust's share of income (loss) of the joint venture and (ii) decreased to reflect any distributions the Trust received from the joint venture. The Trust's interest was decreased by $13,455 and $521,998, respectively, during the three and nine months ended September 30, 2001, reflecting its share of loss from Kettle Valley.

In addition, the seller purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,524,803, or approximately 50.6% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at both September 30, 2001 and December 31, 2000.

The table below provides comparative summarized income statement data for KVD LP. KVD LP has a January 31 fiscal year end. The Trust has a December 31 fiscal year end. The operating results of KVD LP shown below have been conformed to the three and nine month periods ended September 30, 2001 and 2000, respectively.

                   Three            Three            Nine             Nine
                months ended     months ended     months ended     months ended
                September 30,    September 30,    September 30,    September 30,
                     2001             2000             2001             2000


Total revenues  $      766,593   $    1,162,731   $    1,951,907   $    2,658,316
Total expenses     (   798,006)      (1,223,447)      (2,746,612)      (3,077,402)
                ---------------  ---------------  ---------------  ---------------
Net loss              ($31,413)        ($60,716)       ($794,705)       ($419,086)
                ===============  ===============  ===============  ===============





NOTE  7  -  INTEREST  IN  EFG  KIRKWOOD
---------------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and Semele Group Inc. ("Semele") formed a joint venture, EFG Kirkwood, for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A membership interests in EFG Kirkwood and Semele purchased Class B membership interests in EFG Kirkwood. Generally, the Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

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

The Trust's ownership interest in EFG Kirkwood had an original cost of $3,994,150; including a 1% acquisition fee of $39,546 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded a loss of $585,912 and income of $238,865, respectively, for the three and nine months ended September 30, 2001, representing its pro-rata share of the net income (loss) of EFG Kirkwood. During the three and nine months ended September 30, 2000, the Trust recorded a loss of $573,118 and $128,202, respectively, representing its pro-rata share of the net loss of EFG Kirkwood.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three and nine month periods ended September 30, 2001 and 2000, respectively. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been conformed to the three and nine month periods ended September 30, 2001 and 2000, respectively.



                          Three            Three            Nine             Nine
                        months ended     months ended     months ended     months ended
                        September 30,    September 30,    September 30,    September 30,
                             2001             2000             2001             2000
Mountain Resort:
Total revenues          $    3,223,274   $    3,170,247   $   22,378,487   $   21,649,975
Total expenses              (4,531,949)      (4,440,353)     (21,535,057)     (20,322,407)
Income taxes                        --               --          (52,243)          (2,400)
                        ---------------  ---------------  ---------------  ---------------
Net income (loss)          ($1,308,675)     ($1,270,106)  $      791,187   $    1,325,168
                        ===============  ===============  ===============  ===============

Purgatory Ski Resort:
Total revenues          $      868,486   $      919,297   $   12,014,674   $    9,693,552
Total expenses              (2,966,166)      (3,036,123)     (11,542,289)     (11,388,497)
                        ---------------  ---------------  ---------------  ---------------
Net income (loss)          ($2,097,680)     ($2,116,826)  $      472,385      ($1,694,945)
                        ===============  ===============  ===============  ===============




NOTE  8  -  INTEREST  IN  MILPI
-------------------------------

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

The Trust has a 34% membership interest in MILPI having an original cost of $7,732,783. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,403,746, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $74,037 and capitalized transaction costs of $255,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at September 30, 2001. During the quarter ended June 30, 2001, the Trusts obtained additional information to refine the estimate of fair values the underlying net assets of MILPI at February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $356,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $28,211 during the nine months ended September 30, 2001.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $474,256 and $584,314, respectively, during the three and nine months ended September 30, 2001, representing its pro rata share of the income of MILPI.

The table below provides summarized income statement data for PLM for the three and nine month period ended September 30, 2001. The acquisition of PLM occurred in February 2001.

                                     Three months ended    Nine months ended
                                     September 30, 2001    September 30, 2001

Total operating revenues             $         3,434,000   $         8,770,000
Total operating expenses                      (1,216,000)           (5,665,000)
Other income                                      99,000               270,000
                                     --------------------  --------------------
Income before income taxes                     2,317,000             3,375,000
Provision for income taxes                      (882,000)           (1,304,000)
                                     --------------------  --------------------

Net income                           $         1,435,000   $         2,071,000
                                     ====================  ====================

Equity income from MILPI             $           474,256   $           584,314
Goodwill amortization in connection
  with PLM                                       (12,722)              (28,211)
                                     --------------------  --------------------
Net income from PLM after goodwill
  Amortization                       $           461,534   $           556,103
                                     ====================  ====================




NOTE  9  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine months ended September 30, 2001 and 2000, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                    2001       2000
                                 ----------  --------
Acquisition fees                 $   74,037  $  9,366
Management fees                     280,680   329,346
Administrative charges              122,751   137,048
Reimbursable operating expenses
   due to third parties             873,901   201,785
                                 ----------  --------

          Total                  $1,351,369  $677,545
                                 ==========  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2001, the Trust was owed $88,236 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2001.


NOTE  10  -  NOTES  PAYABLE
---------------------------

Notes payable at September 30, 2001 consisted of installment notes of $23,332,484 payable to banks and institutional lenders. The notes bear fixed interest rates ranging between 6.76% and 9.176%. All of the installment notes are non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments, except for one note in the amount of $88,788, which is collateralized by the Trust's ownership interests in EFG Kettle Development LLC (see Note 6). Generally, the equipment-related installments notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to its interest in an aircraft leased to SAS in December 2003.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. (See Note 4 - Revenue Recognition). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Trust's share was $471,032. The Trust used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $493,137 and accrued interest and fees of $7,347.

Management believes that the carrying amount of the notes payable approximates fair value at September 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  notes  payable  are  as  follows:

For the year ending September 30,   2002  $ 3,249,983
                                    2003    3,243,670
                                    2004   16,760,094
                                    2005       78,737
                                          -----------

     .                             Total  $23,332,484
                                          ===========



NOTE  11  -  GUARANTEE  AGREEMENT
---------------------------------

On March 8, 2000, the Trust and three affiliated trusts (collectively, the "Trusts") entered into a guarantee agreement whereby the Trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease /payments by the Trusts was capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC defaulted under the terms of the master lease agreement.

As a result of principal reductions on the average guarantee amount, an amended and restated agreement was entered into in December 2000, which reduced the guaranteed amount among the Trusts. During the quarter ended September 30, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $224,513, including $89,583 of income related to the guarantee agreement recognized during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $175,400 and recognized total income of $240,215 from the guarantee. The guarantee fee is reflected as Other
Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.

NOTE  12  -  CONTINGENCIES
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


NOTE  13  -  OPERATING  SEGMENTS
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI. MILPI owns MILPI Acquisition, which owns the majority interest in PLM, an equipment leasing and asset management company (see Note 8). The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2001 and 2000 is summarized below.

                                             Three months ended     Nine months ended
                                                September 30,        September 30,

                                            2001         2000         2001         2000
Total Income:
   Equipment leasing                     $2,210,643   $3,379,909   $5,874,183   $8,543,226
   Real estate                             (599,367)    (588,235)    (283,133)    (216,612)
                                         -----------  -----------  -----------  -----------
     Total                               $1,611,276   $2,791,674   $5,591,050   $8,326,614
                                         ===========  ===========  ===========  ===========

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                     $  272,073   $  220,694   $1,165,107   $  609,170
   Real estate                               40,354       20,395      112,225       59,009
                                         -----------  -----------  -----------  -----------
     Total                               $  312,427   $  241,089   $1,277,332   $  668,179
                                         ===========  ===========  ===========  ===========

Interest Expense:
   Equipment leasing                     $  431,725   $  571,392   $1,533,048   $1,850,212
   Real estate                                3,307       12,754       17,161       44,980
                                         -----------  -----------  -----------  -----------
     Total                               $  435,032   $  584,146   $1,550,209   $1,895,192
                                         ===========  ===========  ===========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $  963,140   $  972,151   $2,894,389   $3,196,279
   Real estate                               16,450       16,450       49,350       49,350
                                         -----------  -----------  -----------  -----------
     Total                               $  979,590   $  988,601   $2,943,739   $3,245,629
                                         ===========  ===========  ===========  ===========

 Net Income (Loss)                       $ (115,773)  $  977,838   $ (180,230)  $2,517,614
                                         ===========  ===========  ===========  ===========


Three  and  nine  months ended September 30, 2001 compared to the three and nine
--------------------------------------------------------------------------------
months  ended  September  30,  2000:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine months ended September 30, 2001, the Trust recognized lease revenue of $1,690,959 and $4,941,320, respectively, compared to $1,768,284 and $5,948,971, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the nine months ended September 30, 2001 and its share of the maintenance payment was $35,440, which is accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and nine months ended September 30, 2001 was $22,425 and $126,411, respectively, compared to $167,801 and $506,033, respectively, for the same periods in 2000. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment among other factors.

During the three and nine months ended September 30, 2001, the Trust sold fully depreciated equipment and equipment having a net book value of $60,151, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $7,634 and $121,633, respectively.

During the three and nine month periods ended September 30, 2000, the Trust sold equipment having a net book value of $1,359,354 and $1,408,764, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $1,409,938 and $1,761,928, respectively.

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

During the nine months ended September 30, 2000, the Trust sold investment securities having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 11) During the quarter ended September 30, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $224,513, including $89,583 of income related to the guarantee agreement recognized during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $175,400 and recognized total income of $240,215 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.

Depreciation expense for the three and nine month periods ended September 30, 2001 was $950,418 and $2,866,178 compared to $972,151 and $3,196,279, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense for the three and nine month periods ended September 30, 2001 was $431,725 and $1,533,048, respectively, compared to $571,392 and $1,850,212, respectively, for the same periods in 2000. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $23,605 and $168,455 for the three and nine month periods ended September 30, 2001 and $79,447 and $270,337, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees include a fee of 1% of the cost of the MILPI interests.

Operating expenses were $248,468 and $996,652 during the three and nine month periods ended September 30, 2001 compared to $141,247 and $338,833, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $155,000 for ongoing legal matters and approximately $262,000 for remarketing costs related to the re-lease of aircraft leased to SAS and Aerovias de Mexico, S.A. de C.V.. Operating expenses also included approximately $114,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition, as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and nine months ended September 30, 2001, the Trust recorded income of $474,256 and $584,314, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $12,722 and $28,211, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 8).

The Trust's income from MILPI results from MILPI's indirect ownership of PLM common stock acquired in February 2001. PLM is an equipment leasing and asset management company.

During the three and nine months ended September 30, 2001, PLM recognized operating revenues of approximately $3,434,000 and approximately $8,770,000, respectively. Revenues for the three months ended September 30, 2001 are comprised primarily of management fees of approximately $1,375,000 and $1,847,000 of acquisition and lease negotiation fees. Revenues for the nine months ended September 30, 2001 are comprised primarily of management fees of approximately $4,362,000, acquisition and lease negotiation fees of approximately $2,032,000 and operating lease income of approximately $695,000.

During the three and nine months ended September, 30, 2001, PLM incurred total operating expenses of approximately $1,216,000 and approximately $5,665,000, respectively. Operating expenses for the three months ended September 30, 2001 are comprised primarily of general and administrative expenses of approximately $658,000 and operations support expenses of approximately $453,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,054,000 and operations support expenses of approximately $1,092,000, which include salary and office-related expenses for operational activities.

During the three and nine months ended September 30, 2001, PLM recognized other income of approximately $101,000 and $270,000, approximately, comprised primarily of interest income earned on investments. During the three and nine months ended September 30, 2001, PLM also incurred income tax expense of approximately $882,000 and $1,304,000, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $40,354 and $112,225, respectively, for the three and nine months ended September 30, 2001 compared to $20,395 and $59,009, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $3,307 and $17,161, respectively, for the three and nine months ended September 30, 2001 compared to $12,754 and $44,980, respectively, for the same periods in 2000. Interest expense will decrease in the future as payments reduce the outstanding principal balance of the note.

The Trust has a 50.6% ownership interest in Kettle Valley. Kettle Valley is a joint venture among the Trust and an affiliated trust, formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada. AFG ASIT Corporation manages Kettle Valley and the development is managed by a Canadian affiliate of EFG .

For the three and nine months ended September 30, 2001, the Trust recorded a loss of $13,455 and $521,998, respectively, compared to $15,117 and $88,410, respectively, for the same periods of 2000 from its ownership interest in Kettle Valley. The losses represent the Trust's share of the net losses of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 and $49,350, respectively, during each of the three and nine month periods ended September 30, 2001 and 2000, in connection with its interest in Kettle Valley. (See Note 6.)

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 10 additional units are under construction.

During the three and nine months ended September 30, 2001, Kettle Valley recorded revenues of $766,593 and $1,951,907, respectively, compared to $1,162,731 and $2,658,316, respectively, for the same periods in 2000. The decrease in revenues for both the three and nine month periods is the result of a decrease in the number of lot and home sales.

Kettle Valley incurred total expenses of $798,006 and $2,746,612 during the three and nine months ended September 30, 2001, respectively, compared to $1,223,447 and $3,077,402, respectively, for the same periods in 2000. Total expenses decreased $425,441 and $330,790, respectively, for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The decrease in expenses is the result of a decrease in the number of lot and home sales discussed above.

The Trust also has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs") (See Note 7).

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

For the three and nine month periods ended September 30, 2001, the Trust recorded a loss of $585,912 and income of $238,865, respectively, from its ownership interest in EFG Kirkwood. For the three and nine months ended
September 30, 2000, the Trust recorded a loss of $573,118 and $128,202, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and nine months ended September 30, 2001 and 2000 may not be indicative of future periods (See Note
7).

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the nine months ended September 30, 2001, Mountain Resort recorded total revenues of $22,378,487 compared to $21,649,975 for the same period in 2000. The increase in total revenues from 2000 to 2001 of $728,512 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues and other operations revenues increased approximately $2,350,000 and approximately $927,000, respectively, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 260,000 skiers for the nine months ended in 2001 as compared to 181,000 for the same period in 2000.

Residential-related revenues decreased approximately $2,549,000 for the nine months ended 2001 as compared to 2000. Construction was completed on a 40-unit condominium residential and commercial building in December 1999 and as a result, a significant number of condominium sales closed in January 2000. For the nine months ended September 30, 2001, residential revenues were approximately $513,000 compared to residential revenues of approximately $3,062,000 for the same period in 2000.

During the nine months ended September 30, 2001, Kirkwood recorded total expenses of $21,535,057 compared to $20,322,407 for the same period in 2000. The increase in total expenses of $1,212,650 from 2000 to 2001 is the result an increase in ski-related expenses offset by a decrease in residential-related expenses.

Ski-related expenses and other operations expenses increased approximately $2,392,000 and approximately $555,000, respectively, as a result of an increase in ski-related revenues and other operations revenues, as discussed above. Residential-related expenses decreased approximately $1,734,000 as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2001 compared to the same period in 2000, as also discussed above.


Purgatory Ski Resort ("Purgatory") is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services, with the remainder of revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

During the nine months ended September 30, 2001, Purgatory recorded total revenues of $12,014,674 compared to $9,693,552 for the same period of 2000. The increase in total revenues from 2000 to 2001 of $2,321,122 is the result of improved weather conditions during the winter season,which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 240,000 skiers for the nine months ended September 30, 2001 compared to 176,000 skiers in the same period of 2000.

Total expenses were $11,542,289 for the nine months ended September 30, 2001 compared to $11,388,497 for the same period in 2000. The increase in total expenses for the nine months ended September 30, 2001 compared to the same period in 2000 of $153,792 is a result of an increase in operating expenses of $423,771, due to an increase in the number of skiers, discussed above, offset by a decrease in financing costs of $296,979.


NOTE  14  -  NEW  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------

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

The Trust will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statements is not anticipated to have a material impact on the Trust's financial statements. During 2002, the Trust will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Trust.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Trust will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, which is not anticipated to have an impact on the Trust's earnings or financial position.

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

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood LLC ("EFG Kirkwood") and EFG Kettle Development LLC ("Kettle Valley"). The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

The events of September 11, 2001 and the slowing U.S. economy could have an adverse effect on market values for the Trust's assets and the Trust's ability to negotiate future lease agreements. Notwithstanding the foregoing, it currently is not possible for the Managing Trustee to determine the long-term effects, if any, that these events may have on the economic performance of the Trust's equipment portfolio. Approximately 62% of the Trust's equipment portfolio consists of commercial jet aircraft. The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of most airlines. While it is currently not possible for the Managing Trustee to determine the ultimate long-term economic consequences of these events to the Trust, the Managing Trustee expects that the resulting decline in air travel will suppress market prices for used aircraft in the short term and could inhibit the viability of the airline industry. In the event of a default by an aircraft lessee, the Trust could suffer material losses. At September 30, 2001, the Trust has collected substantially all rents owed from aircraft lessees. In addition, through its membership interest in EFG Kirkwood LLC, the Trust has an interest in two ski resorts that could be adversely affected by potential declines in vacation travel resulting from the events of September 11, 2001. The Managing Trustee is monitoring developments in the airline and resort industries and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

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

Segment information for the three and nine months ended September 30, 2001 and 2000 is summarized below.

                                             Three months ended     Nine months ended
                                                September 30,        September 30,

                                            2001         2000         2001         2000
Total Income:
   Equipment leasing                     $2,210,643   $3,379,909   $5,874,183   $8,543,226
   Real estate                             (599,367)    (588,235)    (283,133)    (216,612)
                                         -----------  -----------  -----------  -----------
     Total                               $1,611,276   $2,791,674   $5,591,050   $8,326,614
                                         ===========  ===========  ===========  ===========

Operating Expenses, Management Fees
  and Other Expenses:
   Equipment leasing                     $  272,073   $  220,694   $1,165,107   $  609,170
   Real estate                               40,354       20,395      112,225       59,009
                                         -----------  -----------  -----------  -----------
     Total                               $  312,427   $  241,089   $1,277,332   $  668,179
                                         ===========  ===========  ===========  ===========

Interest Expense:
   Equipment leasing                     $  431,725   $  571,392   $1,533,048   $1,850,212
   Real estate                                3,307       12,754       17,161       44,980
                                         -----------  -----------  -----------  -----------
     Total                               $  435,032   $  584,146   $1,550,209   $1,895,192
                                         ===========  ===========  ===========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $  963,140   $  972,151   $2,894,389   $3,196,279
   Real estate                               16,450       16,450       49,350       49,350
                                         -----------  -----------  -----------  -----------
     Total                               $  979,590   $  988,601   $2,943,739   $3,245,629
                                         ===========  ===========  ===========  ===========

 Net Income (Loss)                       $ (115,773)  $  977,838   $ (180,230)  $2,517,614
                                         ===========  ===========  ===========  ===========


Three  and  nine  months ended September 30, 2001 compared to the three and nine
--------------------------------------------------------------------------------
months  ended  September  30,  2000:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine months ended September 30, 2001, the Trust recognized lease revenue of $1,690,959 and $4,941,320, respectively, compared to $1,768,284 and $5,948,971, respectively, for same periods in 2000. The decrease in lease revenue from 2000 to 2001 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the nine months ended September 30, 2001 and its share of the maintenance payment was $35,440, which is accrued as a maintenance obligation at September 30, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs will receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.

Interest income for the three and nine months ended September 30, 2001 was $22,425 and $126,411, respectively, compared to $167,801 and $506,033, respectively, for the same periods in 2000. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment among other factors.

During the three and nine months ended September 30, 2001, the Trust sold fully depreciated equipment and equipment having a net book value of $60,151, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $7,634 and $121,633, respectively.

During the three and nine month periods ended September 30, 2000, the Trust sold equipment having a net book value of $1,359,354 and $1,408,764, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $1,409,938 and $1,761,928, respectively.

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

During the nine months ended September 30, 2000, the Trust sold investment securities having a book value of $128,529, resulting in a gain, for financial statement purposes, of $86,079.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. (See Note 11) During the quarter ended September 30, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $224,513, including $89,583 of income related to the guarantee agreement recognized during the nine months ended September 30, 2001. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $175,400 and recognized total income of $240,215 from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.

Depreciation expense for the three and nine month periods ended September 30, 2001 was $950,418 and $2,866,178 compared to $972,151 and $3,196,279, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense for the three and nine month periods ended September 30, 2001 was $431,725 and $1,533,048, respectively, compared to $571,392 and $1,850,212, respectively, for the same periods in 2000. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $23,605 and $168,455 for the three and nine month periods ended September 30, 2001 and $79,447 and $270,337, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. In addition, management fees include a fee of 1% of the cost of the MILPI interests.

Operating expenses were $248,468 and $996,652 during the three and nine month periods ended September 30, 2001 compared to $141,247 and $338,833, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $155,000 for ongoing legal matters and approximately
$262,000 for remarketing costs related to the re-lease of aircraft leased to Scandinavian Airlines System ("SAS") and Aerovias de Mexico, S.A. de C.V.. Operating expenses also included approximately $114,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition, as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and nine months ended September 30, 2001, the Trust recorded income of $474,256 and $584,314, respectively, from its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust recorded $12,722 and $28,211, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. (See Note 8 to the financial statements).

The Trust's income from MILPI results from MILPI's indirect ownership of PLM common stock acquired in February 2001. PLM is an equipment leasing and asset management company.

During the three and nine months ended September 30, 2001, PLM recognized operating revenues of approximately $3,434,000 and approximately $8,770,000, respectively. Revenues for the three months ended September 30, 2001 are comprised primarily of management fees of approximately $1,375,000 and $1,847,000 of acquisition and lease negotiation fees. Revenues for the nine months ended September 30, 2001 are comprised primarily of management fees of approximately $4,362,000, acquisition and lease negotiation fees of approximately $2,032,000 and operating lease income of approximately $695,000.

During the three and nine months ended September, 30, 2001, PLM incurred total operating expenses of approximately $1,216,000 and approximately $5,665,000, respectively. Operating expenses for the three months ended September 30, 2001 are comprised primarily of general and administrative expenses of approximately $658,000 and operations support expenses of approximately $453,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,054,000 and operations support expenses of approximately $1,092,000, which include salary and office-related expenses for operational activities.

During the three and nine months ended September 30, 2001, PLM recognized other income of approximately $101,000 and $270,000, approximately, comprised primarily of interest income earned on investments. During the three and nine months ended September 30, 2001, PLM also incurred income tax expense of approximately $882,000 and $1,304,000, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $40,354 and $112,225, respectively, for the three and nine months ended September 30, 2001 compared to $20,395 and $59,009, respectively, for the same periods in 2000. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $3,307 and $17,161, respectively, for the three and nine months ended September 30, 2001 compared to $12,754 and $44,980, respectively, for the same periods in 2000. Interest expense will decrease in the future as payments reduce the outstanding principal balance of the note.

The Trust has a 50.6% ownership interest in Kettle Valley. Kettle Valley is a joint venture among the Trust and an affiliated trust, formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada. AFG ASIT Corporation manages Kettle Valley and the development is managed by a Canadian affiliate of EFG (See Note 6 to the financial statements).

For the three and nine months ended September 30, 2001, the Trust recorded a loss of $13,455 and $521,998, respectively, compared to $15,117 and $88,410, respectively, for the same periods of 2000 from its ownership interest in Kettle Valley. The losses represent the Trust's share of the net losses of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 and $49,350, respectively, during each of the three and nine month periods ended September 30, 2001 and 2000, in connection with its interest in Kettle Valley. (See Note 6 to the financial statements.)

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold and 10 additional units are under construction.

During the three and nine months ended September 30, 2001, Kettle Valley recorded revenues of $766,593 and $1,951,907, respectively, compared to $1,162,731 and $2,658,316, respectively, for the same periods in 2000. The decrease in revenues for both the three and nine month periods is the result of a decrease in the number of lot and home sales.

Kettle Valley incurred total expenses of $798,006 and $2,746,612 during the three and nine months ended September 30, 2001, respectively, compared to $1,223,447 and $3,077,402, respectively, for the same periods in 2000. Total expenses decreased $425,441 and $330,790, respectively, for the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The decrease in expenses is the result of a decrease in the number of lot and home sales discussed above.

The Trust also has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele Group, Inc. ("Semele") and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). (See Note 7 to the financial statements.)

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

For the three and nine month periods ended September 30, 2001, the Trust recorded a loss of $585,912 and income of $238,865, respectively, from its ownership interest in EFG Kirkwood. For the three and nine months ended
September 30, 2000, the Trust recorded a loss of $573,118 and $128,202, respectively, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three and nine months ended September 30, 2001 and 2000 may not be indicative of future periods

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the nine months ended September 30, 2001, Mountain Resort recorded total revenues of $22,378,487 compared to $21,649,975 for the same period in 2000. The increase in total revenues from 2000 to 2001 of $728,512 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues and other operations revenues increased approximately $2,350,000 and approximately $927,000, respectively, for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 260,000 skiers for the nine months ended in 2001 as compared to 181,000 for the same period in 2000.

Residential-related revenues decreased approximately $2,549,000 for the nine months ended 2001 as compared to 2000. Construction was completed on a 40-unit condominium residential and commercial building in December 1999 and as a result, a significant number of condominium sales closed in January 2000. For the nine months ended September 30, 2001, residential revenues were approximately $513,000 compared to residential revenues of approximately $3,062,000 for the same period in 2000.

During the nine months ended September 30, 2001, Kirkwood recorded total expenses of $21,535,057 compared to $20,322,407 for the same period in 2000. The increase in total expenses of $1,212,650 from 2000 to 2001 is the result an increase in ski-related expenses offset by a decrease in residential-related expenses.

Ski-related expenses and other operations expenses increased approximately $2,392,000 and approximately $555,000, respectively, as a result of an increase in ski-related revenues and other operations revenues, as discussed above. Residential-related expenses decreased approximately $1,734,000 as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2001 compared to the same period in 2000, as also discussed above.

Purgatory Ski Resort ("Purgatory") is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services, with the remainder of revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

During the nine months ended September 30, 2001, Purgatory recorded total revenues of $12,014,674 compared to $9,693,552 for the same period of 2000. The increase in total revenues from 2000 to 2001 of $2,321,122 is the result of improved weather conditions during the winter season,which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 240,000 skiers for the nine months ended September 30, 2001 compared to 176,000 skiers in the same period of 2000.

Total expenses were $11,542,289 for the nine months ended September 30, 2001 compared to $11,388,497 for the same period in 2000. The increase in total expenses for the nine months ended September 30, 2001 compared to the same period in 2000 of $153,792 is a result of an increase in operating expenses of $423,771, due to an increase in the number of skiers, discussed above, offset by a decrease in financing costs of $296,979.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,586,288 and $4,791,035 for the nine months ended September 30, 2001 and 2000, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At September 30, 2001, the Trust was due aggregate future minimum lease payments of $11,392,427 from contractual lease agreements (see Note 4 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $23,332,484 (see Note 10 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as a greater level of the Trust's equipment assets become available for remarketing, the cash flows of the Trust will become less predictable.

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

The Trust has a 34% membership interest in MILPI having an original cost of $7,732,783. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,403,746, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $74,037 and capitalized transaction costs of $255,000. The capitalized transaction costs will be reimbursed by the Trust to MILPI and are included in Accrued Liabilities - Affiliates on the accompanying Statement of Financial Position at September 30, 2001. During the quarter ended June 30, 2001, the Trusts obtained additional information to refine the estimate of fair values the underlying net assets of MILPI at February 9, 2001. The Trust's cost basis in its interest in MILPI was approximately $356,000 greater than its equity interest in the underlying net assets of MILPI at February 9, 2001. This difference is being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included as an offset to Interest in MILPI and was $28,211 during the nine months ended September 30, 2001. The Trust's ownership interest in MILPI is accounted for on the equity method, as discussed above.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

During the nine months ended September 30, 2000, the Trust expended $822,750 for its interest in EFG Kirkwood (see Note 7 to the financial statements) and $123,220 for other investments. During the nine months ended September 30, 2001 and 2000, the Trust realized net cash proceeds from equipment disposals of $181,784 and $3,170,692, respectively. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of investment securities of $214,608 during the nine months ended September 30, 2000.

The Trust has a 50.6% ownership interest in Kettle Valley. Kettle Valley is a joint venture among the Trust and an affiliated trust, formed for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada. AFG ASIT Corporation manages Kettle Valley and the development is managed by a Canadian affiliate of EFG (See Note 6 to the financial statements).

The Trust also has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). (See Note 7 to the financial statements.)

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

The Trust obtained long-term financing in connection with certain equipment leases and its interest in Kettle Valley. The originations of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At September 30, 2001, the Trust had debt obligations outstanding totaling $23,332,484. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to its interest in an aircraft leased to SAS in December 2003.

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno, to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years (see Results of Operations). The Reno Programs executed a debt agreement with a new lender collateralized by the aircraft and assignment of the Aerovias de Mexico, S.A. de C.V. lease payments. The Reno Programs received debt proceeds of $5,316,482, of which the Trust's share was $471,032. The Trust used the new debt proceeds and a portion of certain other receipts from Reno to repay the outstanding balance of the existing indebtedness related to the aircraft of $493,137 and accrued interest and fees of $7,347.

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

Historically, cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries had been declared and generally paid within 45 days following the end of each calendar month. No cash distributions were declared for either of the nine month periods ended September 30, 2001 or 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

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

  Item 6(a).  Exhibits
  .           Response:  None

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



                             AFG Investment Trust C


By:         AFG  ASIT  Corporation,  a  Massachusetts
              corporation  and  the  Managing  Trustee  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  ASIT  Corporation
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     November  19,  2001
          -------------------