Form 10-K
period 2001-12-31
AFG INVESTMENT TRUST C
filed 2002-04-01
CIK 879496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10- K

                                   (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the fiscal year ended     DECEMBER 31, 2001
                                               -----------------

                                       OR

     [          ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from          to

                     Commission file number          0-21444
                                                     -------

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
                                                             --------------

    Securities registered pursuant to Section 12(b) of the Act          NONE
                                                                        ----

     Title of each class                        Name of each exchange on which
                                   registered

           Securities registered pursuant to Section 12(g) of the Act:

                  2,011,014 Class A Trust Beneficiary Interests
                  ---------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          X          No
             -

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

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 2001 (Part I and II)

                             AFG INVESTMENT TRUST C

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                         Page

PART I
Item 1.                          Business                                                                                3

Item 2.                          Properties                                                                              7

Item 3.                          Legal Proceedings                                                                       7

Item 4.                          Submission of Matters to a Vote of Security Holders                                     7


PART II

Item 5.                          Market for the Trust's Securities and Related Security Holder Matters                   8

Item 6.                          Selected Financial Data                                                                10

Item 7.                          Management's Discussion and Analysis of Financial Condition and Results of Operations  10

Item 7A.                         Quantitative and Qualitative Disclosures about Market Risks                            18

Item 8.                          Financial Statements and Supplementary Data                                            19

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   42


PART III

Item 10.                         Directors and Executive Officers of the Trust                                          43

Item 11.                         Executive Compensation                                                                 44

Item 12.                         Security Ownership of Certain Beneficial Owners and Management                         45

Item 13.                         Certain Relationships and Related Transactions                                         46


PART IV

Item 14.                         Exhibits, Financial Statement Schedules and Reports on Form 8-K                        15

                                 Annual Report to Participants                                                          22

PART  I


Item  1.  Business.
-------------------

(a)  General  Development  of  Business

AFG Investment Trust C (the "Trust") was organized as a Delaware business trust in August 1992. Participants' capital initially consisted of contributions of $1,000 from the Managing Trustee, AFG ASIT Corporation, $1,000 from the Special Beneficiary, Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG" or the "Advisor"), and $100 from the Initial Beneficiary, AFG Assignor Corporation, a wholly-owned affiliate of EFG. The Trust issued an aggregate of 2,011,014 Beneficiary Interests (hereinafter referred to as Class A Interests) at a subscription price of $25.00 each ($50,275,350 in total) through 9 serial closings commencing December 1992 and ending September 1993. In July 1997, the Trust issued 3,024,740 Class B Interests at $5.00 each ($15,123,700 in total), of which (i) 3,019,220 interests are held by Equis II Corporation, an affiliate of EFG, and a wholly owned subsidiary of Semele Group Inc. ("Semele"), and (ii) 5,520 interests are held by 10 other Class A investors. The Trust repurchased 218,661 Class A Interests in October 1997 at a cost of $2,291,567. In April 1998, the Trust repurchased 5,200 additional Class A Interests at a cost of $46,800. Accordingly, there are 1,787,153 Class A Interests currently outstanding. The Class A and Class B Interest holders are collectively referred to as the "Beneficiaries".

The Trust has one Managing Trustee, AFG ASIT Corporation, a Massachusetts corporation, and one Special Beneficiary, Semele. Semele purchased the Special Beneficiary Interests from EFG during the fourth quarter of 1999. EFG continues to act as Advisor to the Trust and provides services in connection with the acquisition and remarketing of the Trust's equipment assets. The Managing Trustee is responsible for the general management and business affairs of the Trust. AFG ASIT Corporation is a wholly owned subsidiary of Equis II Corporation and an affiliate of EFG. Except with respect to "interested transactions", Class A Interests and Class B Interests have identical voting rights and, therefore, Equis II Corporation generally has control over the Trust on all matters on which the Beneficiaries may vote. With respect to interested transactions, holders of those Class B Interests that are the Managing Trustee or any of its affiliates must vote their interests as a majority of the Class A Interests have been voted. The Managing Trustee and the Special Beneficiary are not required to make any additional capital contributions except as may be required under the Second Amended and Restated Declaration of Trust, as amended (the "Trust Agreement").

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

(b)  Financial  Information  About  Industry  Segments

The Trust is engaged in two industry segments: equipment leasing and real estate ownership, development and management. Historically, the Trust has acquired capital equipment and leased the equipment to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate undiscounted, noncancellable rents equal or exceed the purchase price of the leased equipment. Operating leases are those in which the aggregate undiscounted, noncancellable rental payments are less than the purchase price of the leased equipment. With the consent of the Beneficiaries in 1998, the Trust Agreement was modified to permit the Trust to invest in assets other than equipment. During 1999 and 2000, the Trust made real estate acquisitions that the Managing Trustee believes have the potential to enhance the Trust's overall economic performance. During 2001, the Trust and three affiliated trust's (collectively, the "Trusts"), through a jointly owned entity, acquired 83% of the outstanding common stock of PLM International, Inc. ("PLM"). PLM is an equipment management company specializing in the leasing of transportation equipment. See further discussion below.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the 2001 Annual Report.

(c)  Narrative  Description  of  Business

The Trust was organized to acquire a diversified portfolio of capital equipment subject to various full-payout and operating leases and to lease the equipment to third parties as income-producing investments. Significant operations commenced coincident with the Trust's initial purchase of equipment and associated lease commitments in December 1992. Pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2004.

The Trust has no employees; however, it entered into a Advisory Agreement with EFG. EFG's role, among other things, is to (i) evaluate, select, negotiate and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing and refinancing of equipment, and (iii) arrange the resale of equipment. The Advisor is compensated for such services as described in the Trust Agreement. In addition, the Managing Trustee is compensated for services provided related to the Trust's non-equipment investment other than cash. See
Item  13  herein.

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

The Trust has an interest in two aircraft, which based on equipment cost, account for approximately 62% of the Trust's equipment portfolio at December 31, 2001. These aircraft currently operate in international markets. All rents due under the aircrafts' leases are denominated in U.S. dollars. However, the operation of these aircraft in international markets exposes the Trust to certain political, credit and economic risks. Regulatory requirements of other countries governing aircraft registration, maintenance, liability of lessors and other matters may apply. Political instability, changes in national policy, competitive pressures, fuel shortages, recessions and other political and economic events adversely affecting world or regional trading markets or a particular foreign lessee could also create the risk that a foreign lessee would be unable to perform its obligations to the Trust. The recognition in foreign courts of judgments obtained in United States courts may be difficult or impossible to obtain and foreign procedural rules may otherwise delay such recognition. It may be difficult for the Trust to obtain possession of an aircraft used outside the United States in the event or default by the lessee or to enforce its rights under the related lease. Moreover, foreign jurisdictions may confiscate or expropriate aircraft without paying adequate compensation.

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

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood and Kettle Valley. The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust unintentionally may have engaged, or may engage in an activity or activities that may be construed to fall within the scope of the Act. If the Trust was determined to be an investment company, its business would be adversely affected. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Trust, after consulting with counsel, does not believe that it is an unregistered investment company. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2001, 2000 and 1999 is incorporated herein by reference to Note 2 to the financial statements in Item 14. Refer to
Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

The Trust Agreement originally provided for the reinvestment of "Cash From Sales or Refinancings", as defined in the Trust Agreement, in additional equipment until September 1997. In the 1998 amendment to the Trust Agreement, the Trust's reinvestment provisions were reinstated until December 31, 2002 and the Trust was permitted to invest in assets other than equipment. Upon the expiration of each lease term, the Managing Trustee will determine whether to sell or re-lease the Trust's equipment, depending on the economic advantages of each alternative. Over time, the Trust will begin to liquidate its portfolio of equipment. Similarly, any non-equipment investments will be liquidated as the Trust nears its scheduled dissolution date.

In December 2000, the Trusts formed MILPI Holdings, LLC ("MILPI"), which formed MILPI Acquisition Corp. ("MILPI Acquisition"), a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI and MILPI purchased the common stock of MILPI Acquisition for an aggregate purchase price of $1.2 million. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM, an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition would merge into PLM, with PLM being the surviving entity. After a special meeting of the PLM stockholders approved the merger, the merger was consummated on February 6, 2002. The Trust and AFG Investment Trust D ("Trust D") provided $4.4 million to acquire the remaining 17% of PLM's outstanding common stock of which $2,399,199 was contributed by the Trust. The funds were obtained from existing resources and internally generated funds and by means of a 364 day, unsecured loan to the Trust from PLM evidenced by a promissory note in the principal amount of $719,760 that bears interest at LIBOR plus 200 basis points (subject to an interest rate cap). As a result of the merger, the Trusts own 100% of the outstanding common stock of PLM through their 100% interest in MILPI.

As of December 31, 2001, the Trust has a 34% membership interest in MILPI and its share of the aggregate membership interests in MILPI was $8,518,577. The Trust's ownership in MILPI subsequent to the merger increased to 37.5%. This membership interest is recorded under the equity method of accounting. Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne are officers and directors of, and own significant stock in, Semele. Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

In March 2002 the Trust and Trust D formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by each of the Trust and Trust D (the "C & D Joint Venture") to which each Trust contributed $1 million. The C & D Joint Venture was formed for the purpose of making a conditional contribution of $2.0 million to the Rancho Malibu Limited Partnership in exchange for 25% of the interests in the Rancho Malibu partnership (the "C & D Joint Venture Contribution"). The C & D Joint Venture was admitted to the Rancho Malibu partnership as a co-managing general partner pursuant to the terms of an amendment to the Rancho Malibu Limited Partnership Agreement. The other partners in the Rancho Malibu Limited Partnership are Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust D. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, a corporation that is jointly owned by the Trust and three affiliated Trusts, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid principal balance of the Note is $14,250,000 plus accrued interest.

The C & D Joint Venture possesses the right to withdraw the C & D Joint Venture Contribution from the Rancho Malibu partnership if the transactions have not taken place within 90 days of the receipt by the Rancho Malibu partnership of notice from the C & D Joint Venture that the requisite consents of the beneficiaries of the Trust and Trust D have been received. This right of the C & D Joint Venture is secured by a pledge of 50% of the capital stock of Rancho Malibu Corp. and 50% of the interests in the Rancho Malibu partnership held by Semele and Rancho Malibu Corp.



(d) Financial Information About Foreign and Domestic Operations and Export Sales

Not  applicable.


Item  2.  Properties.
---------------------

None.


Item  3.  Legal  Proceedings.
-----------------------------

On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis
                                            ------------------------------------
Financial Group Limited Partnership, et al., in the United States District Court
      ------------------------------------
for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Trust (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the Managing Trustee, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis
                                             -----------------------------------
Financial  Group  Limited  Partnership,  et  al.,  in  the Superior Court of the
     ------------------------------------------
Commonwealth  of  Massachusetts  on behalf of the Nominal Defendants against the
     -
Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

The Plaintiffs asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit was intended to be achieved and which, among other things, was expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and superseded a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998 and was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily
Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement."

On March 15, 1999, counsel for the Plaintiffs and the Defendants entered into an amended Stipulation of Settlement (the "Amended Stipulation") which was filed with the Court on March 15, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999. The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. The second sub-class, which does not include the Trust, remains pending.

On April 5, 1999, the Trust mailed a notice to all Class A and Class B Beneficiaries describing, among other things, the Class Action Lawsuit and the proposed settlement terms for the Trust. In addition, the notice advised the Beneficiaries that the Court would conduct a fairness hearing on May 21, 1999 and described the rights of the Beneficiaries and the procedures they should follow if they wished to object to the settlement.

On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that included the Trust. As a result of the settlement, the Trust declared a special cash distribution of $1,513,639, including legal fees for Plaintiffs' counsel of $81,360, that was paid in July 1999 ($0.80 per Class A Interest, net of legal fees). In addition, the parent company of the Managing Trustee, Equis II Corporation, agreed to commit $3,405,688 of its Class B Capital Contributions (paid in connection with its purchase of Class B Interests in July 1997) to the Trust for the Trust's operating and investment purposes. In the absence of this commitment, Equis II Corporation would have been entitled to receive a Class B Capital Distribution for this amount pursuant to the Trust Agreement because the proceeds from the offering of the Class B Interests were intended to be used for approximately a two-year period to re-purchase outstanding Class A Interests for the benefit of each Trust. Subsequently, any Class B capital not so expended was required to be returned to the Class B Interest holders. The settlement required that Equis II Corporation forego this Class B Capital Distribution. The settlement effectively caused Equis II Corporation to remain at risk as a long-term investor in the Trust.



Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

None.

PART  II


Item  5.  Market for the Trust's Securities and Related Security Holder Matters.
--------------------------------------------------------------------------------

(a)  Market  Information

There is no public market for the resale of the Interests and it is not anticipated that a public market for resale of the Interests will develop.

(b)  Approximate  Number  of  Security  Holders

At  December  31,  2001,  there  were  1,948  record  holders  (1,939 of Class A
Interests  and  9  of  Class  B  Interests)  in  the  Trust.

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

After the amendment of the Trust Agreement in 1998, the Managing Trustee evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intended to continue to evaluate additional new investments, it anticipated that the Trust would be able to fund these new investments with cash on hand or from other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, in 1999, the Trust declared a special cash distribution to the Trust Beneficiaries totaling $15,200,000, which was paid in January 2000.

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

There were no distributions declared in either 2001 or 2000. Distributions of $15,200,000 declared in December 1999 were paid in January 2000.

Item  6.  Selected  Financial  Data.
------------------------------------

Incorporated herein by reference to the section entitled "Selected Financial Data" in the 2001 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report.

Item  8.  Financial  Statements  and  Supplementary  Data.
----------------------------------------------------------

Incorporated herein by reference to the financial statements and supplementary data included in the 2001 Annual Report.

Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
----------------------

None.

PART  III


Item  10.  Directors  and  Executive  Officers  of  the  Trust.
---------------------------------------------------------------

(a-b)  Identification  of  Directors  and  Executive  Officers

The Trust has no Directors or Officers. As indicated in Item 1 of this report, AFG ASIT Corporation is the Managing Trustee of the Trust. Under the Trust Agreement, the Managing Trustee is solely responsible for the operation of the Trust's properties and the Beneficiaries have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing Trustee as of March 15, 2002 are as follows:


DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  MANAGING  TRUSTEE  (See  Item  13)
--------------------------------------------------------------------------------


Name                                       Title                     Age    Term
----------------------  -------------------------------------------  ---  ---------
Gary D. Engle           President and Chief Executive                  .  Until a
..                       Officer of the general partner of EFG and      .  successor
..                       President and Director of the Managing         .  is duly
..                       Trustee                                       53  elected
..                                                                 .    .  and
James A. Coyne          Executive Vice President of the                .  qualified
..                       general partner of EFG and Senior Vice
..                       President of the Managing Trustee             42

Michael J. Butterfield  Executive Vice President and Chief
..                       Operating Officer of the general partner of
..                       EFG and Treasurer of the Managing
..                       Trustee                                       42

Gail D. Ofgant          Senior Vice President, Lease Operations
..                       of the general partner of EFG
..                       and Senior Vice President of the
..                       Managing Trustee                              36


(c)  Identification  of  Certain  Significant  Persons

None.

(d)  Family  Relationship

No family relationship exists among any of the foregoing Directors or Executive Officers.

(e)  Business  Experience


Mr. Engle, age 53, is Director and President of the Managing Trustee and sole shareholder, Director, President and Chief Executive Officer of Equis Corporation, EFG's general partner. Mr. Engle is also Chairman and Chief
Executive Officer of Semele Group Inc. ("Semele") and is President and a Director of Equis II Corporation. Mr. Engle controls the general partners of Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Mr. Engle is also a member of the Board of Managers of Echelon Development Holdings LLC. Mr. Engle joined EFG in 1990 and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

Mr. Coyne, age 42, became Vice President of the Managing Trustee in 1997 and has been Senior Vice President of the Managing Trustee since 1998. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG, and President and Chief Operating Officer of Semele. He is also a Director and President of Equis II Corporation. Mr. Coyne joined EFG in 1989 and remained with the company until May 1993 when he resigned to join the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. Mr. Coyne remained with the Raymond Company until November 1994 when he re-joined EFG. From 1985 to 1989, Mr. Coyne was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Coyne holds a Masters degree in accounting from Case Western Reserve University and a B.S. in Business Administration from John Carroll University and is a Certified Public Accountant.

Mr. Butterfield, age 42, has been Treasurer of the Managing Trustee since 1996. Joining EFG in June 1992, Mr. Butterfield currently serves as Executive Vice President, Chief Operating Officer, Treasurer and Clerk of the general partner of EFG. Mr. Butterfield is also Chief Financial Officer and Treasurer of Semele. Prior to joining EFG, Mr. Butterfield was an audit manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was also employed in public accounting and industry positions in New Zealand and London (UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. Mr. Butterfield holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

Ms. Ofgant, age 36, has served as Senior Vice President of Managing Trustee since 1998. Ms. Ofgant joined EFG in July 1989 and held various positions in the organization before becoming Senior Vice President of the general partner of EFG in 1998. From 1987 to 1989, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree from Providence College.

(f)  Involvement  in  Certain  Legal  Proceedings

None.

(g)  Promoters  and  Control  Persons

Not  applicable.


Item  11.  Executive  Compensation.
-----------------------------------

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

(b)  Compensation  Pursuant  to  Plans

None.

(c)  Other  Compensation

Although  the  Trust  has  no employees, as discussed in Item 11(a), pursuant to section 10.4(c) of the Trust Agreement, the Trust incurs a monthly charge for personnel costs of EFG for persons engaged in providing administrative services to the Trust. A description of the remuneration paid by the Trust to the Managing Trustee and its Affiliates for such services is included in Item 13, herein and in Note 8 to the financial statements included in Item 14, herein.

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


Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------------------------------------------------------------------------------

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

As of March 15, 2001, the following person or group owns beneficially more than 5% of the Trust's outstanding Beneficiary interests:

..     Name  and     Amount     Percent
     Title     Address  of     of  Beneficial     of
     of  Class     Beneficial  Owner     Ownership     Class
     ---------     -----------------     ---------     -----

     Class  B  Beneficiary     Equis  II  Corporation
     Interests     88  Broad  Street     3,019,221  Interests     99.82%
..     Boston,  MA  02110


Equis II Corporation is a wholly owned subsidiary of Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele and President, Chief Executive Officer, sole shareholder and Director of EFG's general partner. James A. Coyne, Executive Vice President of the general partner of EFG, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

No person or group is known by the Managing Trustee to own beneficially more than 5% of the Trust's 1,787,153 outstanding Class A Interests as of March 15, 2002.

The  ownership  and  organization  of EFG is described in Item 1 of this report.


Item  13.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------------

The  Managing Trustee of the Trust is AFG ASIT Corporation, an affiliate of EFG.

(a)  Transactions  with  Management  and  Others

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2001, 2000 and 1999, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                              2001      2000        1999
                                                        ----------  --------  ----------

Acquisition fees . . . . . . . . . . . . . . . . . . .  $   74,037  $ 15,484  $   75,281
Management fees. . . . . . . . . . . . . . . . . . . .     433,247   431,078     513,019
Administrative charges . . . . . . . . . . . . . . . .     178,158   197,789     192,348
Reimbursable operating expenses
 due to third parties. . . . . . . . . . . . . . . . .     965,462   345,574     650,915
                                                        ----------  --------  ----------

                                       Total         .  $1,650,904  $989,925  $1,431,563
                                                        ==========  ========  ==========



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

All equipment was purchased from EFG or directly from external vendors. The Trust's Purchase Price is determined by the method described in Note 3 to the Trust's financial statements included in Item 14, herein.

All rents and proceeds from the sale of equipment are paid by the lessee directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At December 31, 2001, the Trust was owed $103,602 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in January 2002.

Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership formed in 1995 and an affiliate of EFG, owns 9,210 Class A Interests or less than 1% of the total outstanding Class A Interests of the Trust. The general partner of ONC is controlled by Gary D. Engle. In addition, the limited partnership interests of ONC are owned by Semele. Gary D. Engle is Chairman and CEO of Semele and President, CEO, sole shareholder and Director of EFG's general partner.

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

See  discussion  of  the  MILPI  acquisition  of  PLM  included  in  Item  1.

See  discussion  of  the  C  & D IT LLC joint venture entity included in Item 1.


(b)  Certain  Business  Relationships

None.

(c)  Indebtedness  of  Management  to  the  Trust

None.

(d)  Transactions  with  Promoters

Not  applicable.

PART  IV


Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)  Documents  filed  as  part  of  this  report:

(1)     Financial  Statements:

     Report  of  Independent  Certified  Public  Accountants.          *

     Statement  of  Financial  Position
     at  December  31,  2001  and  2000          *

     Statement  of  Operations
     for  the  years  ended  December  31,  2001,  2000  and  1999.          *

     Statement  of  Changes  in  Participants'  Capital
     for  the  years  ended  December  31,  2001,  2000  and  1999.          *

     Statement  of  Cash  Flows
     for  the  years  ended  December  31,  2001,  2000  and  1999.          *

     Notes  to  the  Financial  Statements          *


* Incorporated herein by reference to the appropriate portion of the 2001 Annual Report to security holders for the year ended December 31, 2001 (see Part II).


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

      4.1     Amendment  No.  2  to  Second  Amended and Restated Declaration of
Trust
     is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 4.1 and is incorporated herein by reference.

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

     10.4 Amended and Restated Guarantee Agreement dated December 2000 between
     AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C, and AFG Investment Trust D (each a Guarantor) and Heller Affordable Housing of Florida, Inc. (among others as Beneficiaries) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 10.4 and is incorporated herein by reference.

     13     The  2001  Annual  Report  to  security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

     23     Consent  of  Independent  Certified  Public  Accountants.

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

     99(c)     Lease agreement with Scandinavian Airlines System Amendment No. 3 is
     filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 99 (c) and is incorporated herein by reference.

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

     99(f)     Lease  agreement  with  Aerovias  De  Mexico,  S.A. de C.V. was filed in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 as Exhibit 1 and is incorporated herein by reference.

     99(g)     Promissory  Note,  dated  as  of  January  7,  2002,  between AFG
Investment
     Trust C and PLM International, Inc. was filed on Form 8-K as Exhibit 99.1 and is incorporated  herein  by  reference.

    99(h)       C&T  IT  LLC  Operating  Agreement,  dated March 1, 2002 between
       AFG  Investment  Trust  C  and AFG Investment Trust D is included herein.



(b)  Reports  on  Form  8-K

Form 8-K dated January 7, 2002 regarding the funding to complete the acquisition of PLM International, Inc. ("PLM") and the promissory note issued to PLM International, Inc. for a loan to fund a portion of the cost of acquiring the outstanding PLM common stock in the merger of MILPI Acquisition Corp. into PLM.

(c)  Other  Exhibits

None

(d)  Financial  Statement  Schedules

(i) Consolidated Financial Statements for MILPI Holdings, LLC and Subsidiary as of December 31, 2001 and for
     the period February 7, 2001 (Date of Inception) through December 31, 2001 and Independent Auditors'
     Report

(ii) Unaudited Financial Statements for EFG Kirkwood LLC as of December 31, 2000 and for the year then ended

(iii) Consolidated Financial Statements for DSC/Purgatory, LLC as of May 31, 2001, 2000 and 1999 together with  Report  of  Independent  Public  Accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

AFG  Investment  Trust  C

By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


By:  /s/     Gary  D.  Engle
   -----     ---------------
Gary  D.  Engle
President  and  Chief  Executive
Officer  of  the  general  partner  of  EFG  and
President  and  a  Director
of  the  Managing  Trustee
(Principal  Executive  Officer)

Date:  April  1,  2002
       ---------------

By:     /s/     Michael  J.  Butterfield
        ---     ------------------------
Michael  J.  Butterfield
Executive  Vice  President  and
Chief  Operating  Officer  of  the  general  partner  of  EFG and  Treasurer  of  the  Managing  Trustee
(Principal  Financial  and  Accounting  Officer)

Date:  April  1,  2002
       ---------------

Exhibit
-------

13     The  2001  Annual  Report.

23     Consent  of  Independent  Certified  Public  Accountants.

99(h)     C&T  IT  LLC  Operating  Agreement

                                   EXHIBIT 13

                              AFG INVESTMENT TRUST

                             AFG INVESTMENT TRUST C

              ANNUAL REPORT TO THE PARTICIPANTS, DECEMBER 31, 2001

                             AFG Investment Trust C

                   INDEX TO ANNUAL REPORT TO THE PARTICIPANTS



..                                                                 Page
                                                                  ----
SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . .     2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .     3

FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants.. . . . . . .    10

Statement of Financial Position
at December 31, 2001 and 2000. . . . . . . . . . . . . . . . . .    11

Statement of Operations
for the years ended December 31, 2001, 2000 and 1999 . . . . . .    12

Statement of Changes in Participants' Capital
for the years ended December 31, 2001, 2000 and 1999.. . . . . .    13

Statement of Cash Flows
for the years ended December 31, 2001, 2000 and 1999.. . . . . .    14

Notes to the Financial Statements. . . . . . . . . . . . . . . .    15

ADDITIONAL FINANCIAL INFORMATION:

Schedule of Excess (Deficiency) of Total Cash
Generated to Cost of Equipment Disposed. . . . . . . . . . . . .    29

Statement of Cash and Distributable Cash
From Operations, Sales and Refinancings. . . . . . . . . . . . .    30

Schedule of Costs Reimbursed to the Managing Trustee
and its Affiliates as Required by Section 10.4 of the
Second Amended and Restated Declaration of Trust . . . . . . . .    31

Schedule of Reimbursable Operating Expenses Due to Third Parties    32

Schedule of Equipment. . . . . . . . . . . . . . . . . . . . . .    33

                            SELECTED FINANCIAL DATA

The following data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements.

For  each  of  the  five  years  in  the  period  ended  December  31,  2001:


Summary of Operations                    2001            2000         1999         1998         1997
--------------------------------  ------------  -------------  -----------  -----------  ------------
..r                                          .   Restated (1)

 Lease revenue                    $ 6,519,899   $   7,733,941  $10,286,635  $15,201,411  $16,912,628

 Total income                     $ 6,985,008   $  10,785,068  $15,453,298  $19,153,506  $17,455,773

 Net income (loss)                $(5,501,267)  $   2,224,172  $ 5,802,601  $ 4,999,220  $   877,213

Per Beneficiary Interest:
    Net income (loss)
    Class A Interests             $     (2.76)  $        0.73  $      1.13  $      1.17  $      0.49
    Class B Interests             $     (0.11)  $        0.19  $      0.75  $      0.39  $     (0.12)

    Cash distributions declared
    Class A Interests             $         -   $           -  $      4.56  $      1.64  $      3.11
    Class B Interests             $         -   $           -  $      3.66  $      2.10  $      0.30

Financial Position
--------------------------------

 Total assets                     $42,442,801   $  51,815,592  $71,090,942  $72,908,929  $82,036,778

 Total long-term obligations      $22,382,964   $  26,220,794  $32,573,152  $35,072,883  $39,928,173

 Participants' capital            $17,861,449   $  23,362,716  $21,158,711  $36,360,494  $41,159,172


(1) See Note 1 to the financial statements, regarding the restatement of the Trust's 2000 financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Year ended December 31, 2001 compared to the year
          ended December 31, 2000 and the year ended December 31, 2000 compared to the year ended December 31, 1999

Subsequent to the issuance of the financial statements of AFG Investment Trust C (the "Trust") as of and for the year ended December 31, 2000, the Trust restated the amount recorded as its share of loss on its interest in EFG Kirkwood LLC ("EFG Kirkwood") under the equity method of accounting. As a result, the financial statements as of and for the year ended December 31, 2000 have been restated from amounts previously reported. The effects of the restatement are presented in Note 1 to the accompanying financial statements and have been reflected herein. The following should be read in conjunction with the restated 2000 Financial Statements, including notes thereto. The following discussion compares the December 31, 2001 financial condition and results of operations to the restated December 31, 2000 financial condition and results of operations and the restated December 31, 2000 results of operations to the results of operations for the year ended December 31, 1999.

Certain statements in this annual report of the Trust that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, the performance of the Trust's non-equipment assets, and future economic conditions.


Overview
--------

The Trust was organized in 1992 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. In 1998, the Trust Agreement was modified to permit the Trust to invest in assets other than equipment. Subsequently, the Trust has made certain non-equipment investments. During 2001, the Trust and three affiliated trusts (collectively, the "Trusts"), through a jointly owned entity, acquired 83% of the outstanding common stock of PLM International, Inc. ("PLM"). PLM is an equipment management company specializing in the leasing of transportation equipment. See further discussion of PLM and other acquisitions below. Pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2004.

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood and EFG/Kettle Development LLC ("Kettle Valley"). The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust unintentionally may have engaged, or may engage in an activity or activities that may be construed to fall within the scope of the Act. If the Trust were determined to be an investment company, its business would be adversely affected. The Managing Trustee is engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.

The events of September 11, 2001 and the slowing U.S. economy could have an adverse effect on market values for the Trust's assets and the Trust's ability to negotiate future lease agreements. Notwithstanding the foregoing, it currently is not possible for the Managing Trustee to determine the long-term effects, if any, that these events may have on the economic performance of the Trust's equipment portfolio. Approximately 62% of the Trust's equipment portfolio consists of commercial jet aircraft. The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of most airlines. No direct damage occurred to any of the Trust's assets as a result of these events and while it is currently not possible for the Managing Trustee to determine the ultimate long-term economic consequences of these events to the Trust, the Managing Trustee expects that the resulting decline in air travel will suppress market prices for used aircraft in the short term and could inhibit the viability of the airline industry. In the event of a default by an aircraft lessee, the Trust could suffer material losses. At December 31, 2001, the Trust has collected substantially all rents owed from aircraft lessees. The Managing Trustee is monitoring the situation and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

Critical  Accounting  Policies  and  Estimates
----------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Managing Trustee to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Managing Trustee reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, impairment of long-lived assets and contingencies. These estimates are based on the Managing Trustee's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Managing Trustee believes, however, that the estimates, including those for the above-listed items, are reasonable.

The Managing Trustee believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

Revenue Recognition:  Rents are payable to the Trust monthly or quarterly and no
--------------------
significant amounts are calculated on factors other than the passage of time. The majority of the Trust's leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset  lives  and depreciation method: The Trust's primary business involves the
--------------------------------------
purchase and subsequent lease of long-lived equipment. The Trust's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Impairment  of  long-lived  assets:  On  a  regular  basis,  the General Partner
-----------------------------------
reviews  the net carrying value of equipment and equity investments to determine
------
whether it can be recovered from undiscounted future cash flows. Adjustments to reduce the net carrying value of long-lived assets are recorded in those instances where estimated net realizable value is considered to be less than net carrying value and are reflected separately on the accompanying Statement of Operations as write-down of equipment. Inherent in the Trust's estimate of net realizable value are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Trust could be required to record impairment charges for these assets.

Contingencies  and  litigation:  The  Trust  is  subject  to  legal  proceedings
-------------------------------
involving ordinary and routine claims related to its business when quantifiable,
-------
estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to adjust amounts recorded in its financial statements.


Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"). MILPI owns MILPI Acquisition Corp., which owns the majority interest in PLM, an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through its ownership interests in EFG Kirkwood and Kettle Valley. There are no material intersegment sales or transfers.

Segment information for the years ended December 31, 2001, 2000 and 1999 is summarized below.

                                              2001           2000          1999
                                       ------------  -------------  -----------
..                                                .   Restated (1)

Total Income: (2)
   Equipment leasing                   $ 6,985,008   $ 10,785,068   $15,453,298
   Real estate                                   -              -             -
                                       ------------  -------------  -----------
     Total                             $ 6,985,008   $ 10,785,068   $15,453,298
                                       ============  =============  ===========

Operating Expenses, Management Fees
           and Other Expenses:
   Equipment leasing                   $ 1,501,130   $    944,491   $ 1,106,068
   Real estate                              75,737         80,460       250,214
                                       ------------  -------------  -----------
     Total                             $ 1,576,867   $  1,024,951   $ 1,356,282
                                       ============  =============  ===========

Interest Expense:
   Equipment leasing                   $ 2,037,067   $  2,404,830   $ 2,412,127
   Real estate                              17,996         58,433        66,623
                                       ------------  -------------  -----------
     Total                             $ 2,055,063   $  2,463,263   $ 2,478,750
                                       ============  =============  ===========

Depreciation, Writedown of equipment
  and Amortization Expense:
   Equipment leasing                   $ 9,437,264   $  4,189,657   $ 5,815,665
   Real estate                              75,495         65,800             -
                                       ------------  -------------  -----------
     Total                             $ 9,512,759   $  4,255,457   $ 5,815,665
                                       ============  =============  ===========


 Equity Interests:
   Equipment leasing                   $   984,280   $          -   $         -
   Real estate                            (325,866)      (817,225)            -
                                       ------------  -------------  -----------
     Total                             $   658,414   $   (817,225)  $         -
                                       ============  =============  ===========


 Net Income (Loss):                    $(5,501,267)  $  2,224,172   $ 5,802,601
                                       ============  =============  ===========


 Capital Expenditures:
   Equipment leasing                   $ 7,162,123   $    696,892   $   412,529
   Real estate                                   -      1,287,350     5,846,448
                                       ------------  -------------  -----------
     Total                             $ 7,162,123   $  1,984,242   $ 6,258,977
                                       ============  =============  ===========

 Assets:
   Equipment leasing                   $35,251,213   $ 44,232,338   $63,912,013
   Real estate                           7,191,588      7,583,254     7,178,929
                                       ------------  -------------  -----------
     Total                             $42,442,801   $ 51,815,592   $71,090,942
                                       ============  =============  ===========



(1) See Note 1 to the accompanying financial statements, regarding the restatement of the Trust's 2000 financial statements.

(2) Includes equipment leasing revenue of $6,519,899, $7,733,941 and $10,286,635 for the years ended
December  31,  2001,  2000  and  1999,  respectively.


Results  of  Operations
-----------------------


Equipment  Leasing
------------------

For the year ended December 31, 2001, the Trust recognized lease revenue of $6,519,899 compared to $7,733,941 and $10,286,635 for the years ended December 31, 2000 and 1999, respectively. The decrease in lease revenue is due to lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time. Future lease term expirations and equipment sales will result in a reduction in lease revenue recognized.

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

In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the year ended December 31, 2001 and its share of the maintenance payment was $35,440, which is accrued as a maintenance obligation at December 31, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs are to receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864. During the years ended December 31, 2001, 2000 and 1999, the Trust recognized lease revenue including the early termination fee discussed above of $219,210, $159,904 and $153,980, respectively, related to its interest in this aircraft.

Interest income for the year ended December 31, 2001 was $157,725 compared to $666,975 and $1,217,855 for the years ended December 31, 2000 and 1999, respectively. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. The Trust distributed $15,200,000 in January 2000 that resulted in a reduction of cash available for investment.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). During the year ended December 31, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $224,513, including $89,583 of income related to the guarantee agreement recognized during the year ended December 31, 2001. During the year ended December 31, 2001, the Trust received an upfront cash fee of $175,400 and recognized a total of $301,400 in income related from the guarantee. The guarantee fee is reflected as Other Income in the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.

The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the year ended December 31, 1999.

During the three years ended December 31, 2001, the Trust sold equipment having a net book value of $60,151, $1,412,158 and $5,163,109, respectively, to existing lessees and third parties, which resulted in net gains, for financial statement purposes, of $124,658, $2,012,657 and $3,687,692, respectively.

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

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities, which may be advantageous to the Trust, and to maximize total cash returns for each asset.

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

During the year ended December 31, 2000, the Trust sold investment securities having a book value of $420,513, resulting in a gain, for financial reporting purposes of $70,095.

Depreciation expense was $3,811,250, $4,189,657, and $5,815,665 for the years ended December 31, 2001, 2000 and 1999, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

During the year ended December 31, 2001, the Trust recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a Boeing 767-300ER aircraft. The resulting charge of $5,578,975 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on (i) information provided by a third-party aircraft broker and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

Interest expense on equipment related debt was $2,037,067, $2,404,830, and $2,412,127 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest expense will continue to decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $357,510, $350,618 and $460,805 during the years ended December 31, 2001, 2000 and 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses - affiliate were $1,143,620, $543,363, and $843,263 for the years ended December 31, 2001, 2000 and 1999, respectively. Operating expenses
- affiliate in 2001 included approximately $293,000 of remarketing costs related to the re-lease of an aircraft in June 2001 and $140,000 for ongoing legal costs associated with the Trust's ongoing discussions with the Securities and Exchange Commission regarding its investment company status. Operating expenses - affiliate also included approximately $114,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Operating expenses consist principally of administrative charges, professional service costs, such as audit, insurance and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities. In addition, the Trust wrote-down other investments $50,510 during the year ended December 31, 2000.

For the year ended December 31, 2001, the Trust recorded income of $984,280 and amortization expense of $9,695, in connection with its ownership interest in MILPI. This income represents the Trust's share of the net income of MILPI recorded under the equity method of accounting. The Trust's income from MILPI results from MILPI's indirect ownership of PLM common stock acquired in February 2001.

MILPI
-----

During the period February 7, 2001 (date of inception) through December 31, 2001, MILPI recognized operating revenues of approximately $10,376,000, consisting primarily of $5,217,000 of management fees, $2,032,000 of acquisition and lease negotiation fees, $1,716,000 of equity income in partnership interests and $472,000 of operating lease income. In addition, MILPI recognized other income of approximately $467,000, consisting primarily of interest income earned on investments.

During the same period, MILPI incurred total operating expenses of $5,856,000 , consisting primarily of $3,290,000 of general and administrative expenses, $1,255,000 of depreciation and amortization, $511,000 from impairment of its investment in managed programs and $800,000 of operations support expenses, which include salary and office-related expenses for operational activities. In addition, MILPI also incurred income tax expense of $1,611,000 and recorded minority interest expense of $429,000.

Real  Estate
------------

Management fees for non-equipment investments were $75,737, $80,460 and $52,214 for the years ended December 31, 2001, 2000 and 1999, respectively. The management fees on non-equipment assets, excluding cash, were based on 1% of such assets under management.

For the year ended December 31, 1999, operating expenses included legal fees of $198,000 related to the Trust's ownership interests in Kettle Valley and EFG Kirkwood.

The Trust has an approximately 51% ownership interest in Kettle Valley (see further discussion below). For the years ended December 31, 2001 and 2000, the Trust recorded losses of $332,692 and $91,066, respectively, from its interest in Kettle Valley. The losses represent the Trust's share of the losses of Kettle Valley recorded under the equity method of accounting. In each of the years ended December 31, 2001 and 2000, the Trust recorded amortization expense of $65,800, in connection with its ownership interest in Kettle Valley. Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $17,996, $58,433 and $66,623 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Trust owns 40% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and Semele. AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

EFG  Kirkwood  owns  membership  interests  in:

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

Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in DSC/Purgatory LLC ("Purgatory") in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail, and food and beverage services, with the remainder of its revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

For the year ended December 31, 2001, the Trust recorded income of $6,826 on its ownership interest in EFG Kirkwood, compared to a loss of $726,159 for the year ended December 31, 2000. The loss in 2000 was caused principally by losses reported by Purgatory for the period May 1, 2000 to December 31, 2000. Mountain Springs, through a wholly owned subsidiary, became an equity participant in Purgatory on May 1, 2000. Consequently, Mountain Springs did not participate in the operating results of Purgatory for the period from January 1, 2000 to April 30, 2000, generally the period of Purgatory's peak income activity. Accordingly, the losses incurred in 2000 do not reflect a full year's operating activities for Purgatory. See Note 6 to the accompanying financial statements.

Through its ownership of 40% of the Class A membership interests in EFG Kirkwood, the Trust indirectly owns interests in two ski resort operating companies, DSC/Purgatory LLC and Mountain Resort. EFG Kirkwood owns 50% of the membership interests in Mountain Springs which, through a wholly-owned subsidiary, owns 80% of the common member interests and 100% of the Class B preferred member interests of DSC/Purgatory LLC. EFG Kirkwood also owns approximately 38% of the membership interests in Mountain Resort which, through four wholly-owned subsidiaries, owns Kirkwood Mountain Resort. The Trust accounts for its ownership interests using the equity method of accounting.

Mountain  Resort
----------------

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

During the year ended December 31, 2001, Mountain Resort recorded total revenues of approximately $30,195,000 compared to approximately $28,338,000 for the same period in 2000. The increase in total revenues from 2000 to 2001 of $1,857,000 is primarily the result of an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues and other operations revenues increased approximately $3,097,000 for the year ended December 31, 2001 compared to the same period in 2000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 336,000 skiers for the year ended December 31, 2001 as compared to approximately 291,000 skiers in 2000.

Residential-related revenues decreased approximately $1,240,000 for the year ended December 31, 2001 as compared to 2000. Construction was completed on a 40-unit condominium residential and commercial building in December 1999 and as a result, a significant number of condominium sales closed in January 2000.

During the year ended December 31, 2001, Mountain Resort recorded total expenses of approximately $30,034,000 compared to approximately $26,914,000 in 2000. The increase in total expenses of $3,120,000 from 2000 to 2001 is primarily the result of an increase in ski-related expenses offset by a decrease in residential-related expenses.

Ski-related expenses and other operations expenses in 2001 increased approximately $2,424,000 and approximately $1,696,000, respectively, compared to 2000 as a result of an increase in ski-related revenue and other operation revenues, as discussed above.

Residential-related expenses decreased approximately $1,000,000 as a result of a decrease in cost of sales from condominium units sold during the year ended
December  31,  2001  compared  to  2000,  as  discussed  above.

Mountain  Springs
-----------------

Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services, with the remainder of revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

During the year ended December 31, 2001, Purgatory recorded total revenues of $15,250,393 compared to $13,506,976 for the same period of 2000. The increase in total revenues from 2000 to 2001 of $1,743,417 is the result of improved weather conditions during the winter season, which attracted more skiers. Improved weather conditions resulted in the resort supporting approximately 306,000 skiers for the year ended December 31, 2001 compared to 286,000 skiers in the same period of 2000.

Total expenses were approximately $15,346,000 for the year ended December 31, 2001 compared to approximately $16,163,000 for the same period in 2000. The decrease in total expenses for the year ended December 31, 2001 compared to the same period in 2000 of approximately $817,000 is a result of an increase in operating expenses of approximately $115,000, due to an increase in the number of skiers, discussed above, offset by a decrease in non-operating costs of approximately $365,000 and financing costs of approximately $340,000.

Kettle  Valley
--------------

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



During the twelve months ended December 31, 2001, Kettle Valley recorded revenues of $4,596,837 compared to $6,250,711 for the same period in 2000. The decrease in revenues is the result of a decrease in the number of lot and home sales.

Kettle Valley incurred total expenses of $5,967,703 during the twelve months ended December 31, 2001 compared to $7,118,553 for the same period in 2000. The decrease in expenses is the result of a decrease in the number of lot and home sales discussed above.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities have been derived from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,682,916, $5,546,026 and $6,918,949 for the years ended December 31, 2001,
2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, will also decline as the Trust experiences a higher frequency of remarketing events. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

At lease inception, the Trust's equipment was leased by a number of creditworthy, investment-grade companies and, to date, the Trust has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Trust's lessee will be maintained. The credit quality of an individual lease may deteriorate after the lease is entered into. Collection risk could increase in the future, particularly as the Trust remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Trust's experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

At December 31, 2001, the Trust was due aggregate future minimum lease payments of $9,923,959 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $22,382,964. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows.

In December 2000, the Trusts formed MILPI, which formed MILPI Acquisition Corp. ("MILPI Acquisition"), a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI ($408,000 for the Trust) and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM International, Inc. ("PLM"), an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition would merge into PLM, with PLM being the surviving entity. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting on February 6, 2002. The Trust and AFG Investment Trust D ("Trust D") provided $4.4 million to acquire the remaining 17% of PLM's outstanding common stock of which $2,399,199 was contributed by the Trust. The funds were obtained from existing resources and internally generated funds and by means of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $719,760 that bears interest at LIBOR plus 200 basis points (subject to an interest rate cap).

At December 31, 2001, the Trust has a 34% membership interest in MILPI having an original cost of $7,543,992. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,403,746, capitalized transaction costs of $66,209 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $74,037. The acquisition fees were capitalized by the Trust and are being amortized over a period of 7 years beginning March 1, 2001. The Trust's ownership in MILPI subsequent to the merger was increased from 34% to 37.5%.

The Trust expended $1,287,350 in 2000 and $2,706,800 in 1999 to acquire its ownership interest in EFG Kirkwood. During 1999, the Trust expended $3,139,648 to acquire its ownership interest in Kettle Valley. In connection with the acquisition of its ownership interest in Kettle Valley, the Trust was paid $1,524,803 for a residual interest in an aircraft

In  2001,  2000  and  1999,  the  Trust expended $26,131, $288,892 and $412,529, respectively, to acquire certain other investments and investment securities. The Trust also realized proceeds from the disposition of investment securities of $490,608, during the year ended December 31, 2000.

During 2001, 2000 and 1999, the Trust realized net cash proceeds from equipment disposals of $184,809, $3,424,815, and $8,850,801, respectively. Sales proceeds in 2000 include $2,717,790 related to the Trust's 66% interest in certain rail equipment, which was sold in July 2000. Sales proceeds in 1999 included
$4,997,297 related to the Trust's interest in a McDonnell Douglas MD-82 aircraft, which was sold in January 1999.

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

Ski resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities classified as available-for-sale are required to be carried at fair value. During the year ended December 31, 1999, the Trust recorded an unrealized gain on available-for-sale securities of $20,167. This gain was recorded as a component of comprehensive income included in the Statement of Changes in Participant's Capital. These available-for-sale securities were sold in 2000 resulting in a realized gain of $70,095.

The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. During 1999, the Trust leveraged $1,332,481 of its ownership interest in Kettle Valley that is being amortized over 34 months. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period, which period generally coincides with the lease rental term. The amount of cash used to repay debt obligations may fluctuate in the future due to the financing of assets, which may be acquired. In addition, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to an aircraft leased to Scandinavian Airlines System ("SAS").

In July 1997, the Trust issued 3,024,740 Class B Interests at $5.00 per interest. Class A Beneficiaries purchased 5,520 Class B Interests, generating $27,600 of such aggregate capital contributions, and EFG, as Special Beneficiary, purchased 3,019,220 Class B Interests. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. In December 1999, an affiliate of the Trust, Semele, purchased 85% of the common stock of Equis II Corporation, subject to certain voting restrictions with respect to the Class B Interests of the Trust owned by Equis II Corporation. In May 2000, Semele acquired the remaining 15% of the common stock of Equis II Corporation and, in November 2000, the voting restrictions with respect to the Class B Interests were terminated. As a result, Semele has voting control over the Trust. The former majority stockholders of Equis II Corporation, Gary D. Engle and James A. Coyne, are both members of the Board of Directors of, and collectively own a majority of the stock in, Semele. Mr. Engle is Semele's Chairman and Chief Executive Officer and Mr. Coyne is Semele's President and Chief Operating Officer.

The proceeds from the Class B offering were intended to be used principally to repurchase a portion of the Trust's Class A Beneficiary Interests and to pay a one-time special cash distribution of $2,960,865 ($1.47 per Class A Interest) to the Trust's Class A Beneficiaries. That distribution was paid on August 15, 1997. The remainder of the offering proceeds was classified as restricted cash pending its use for the repurchase of Class A Interests or its return to the Class B Interest holders. On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust. On October 10, 1997, the Trust used $2,291,567 of the net proceeds realized from the issuance of the Class B Interests to purchase 218,661 of the Class A Interests tendered as a result of the offer. On April 28, 1998, the Trust purchased 5,200 additional Class A Interests at a cost of $46,800. On July 6, 1998, the Trust used $4,646,862 of the Class B offering proceeds to pay a capital distribution to the Class B Beneficiaries. In July 1999, the Trust distributed $1,513,639, including legal fees of $81,360 paid to Plaintiffs' counsel, as a special cash distribution ($0.80 per unit, net of legal fees). In addition, Equis II Corporation agreed to commit $3,405,688 of the Class B Capital Contributions (the remaining balance of the restricted cash) to the Trust for the Trust's investment purposes.

After the amendment of the Trust Agreement in 1998, the Managing Trustee evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intended to continue to evaluate additional new investments, it anticipated that the Trust would be able to fund these new investments with cash on hand or from other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, in 1999, the Trust declared a special cash distribution to the Trust Beneficiaries totaling $15,200,000, which was paid in January 2000.

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

The payment of distributions is presented as a component of financing activities on the accompanying Statement of Changes of Cash Flows. No cash distributions were declared during the years ended December 31, 2001 or 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

Cash distributions paid to the Participants consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date, and the performance of the Trust's non-equipment assets. Future market conditions, technological changes, the ability of EFG to manage and remarket the equipment, and many other events and circumstances, could enhance or detract from individual yields and the collective performance of the Trust's equipment portfolio. The ability of the Managing Trustee and its affiliates to develop and profitably manage its non-equipment assets and the return from its interest in MILPI will impact the Trust's overall performance.

In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's tax capital account. At December 31, 2001, the Managing Trustee had a negative tax capital account balance of $55,893. No such requirement exists with respect to the Special Beneficiary.

New  Accounting  Pronouncements
-------------------------------

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Trust believes the adoption of SFAS No. 141 has not had a material impact on its financial statements.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Trust to complete a transitional goodwill impairment test six months from the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued in October 2001 and replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Trust believes that the adoption of SFAS No. 144 will not have a material impact on its financial statements.

               Report of Independent Certified Public Accountants


We have audited the accompanying statements of financial position of AFG Investment Trust C as of December 31, 2001 and 2000, and the related statements of operations, changes in participants' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of MILPI Holdings LLC, a limited liability company in which the Trust has a 34% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to data included for MILPI Holdings LLC, it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AFG Investment Trust C at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Additional Financial Information identified in the Index to the Annual Report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements for the year ended December 31, 2000 have been restated as discussed in Note 1.


                                   /S/  ERNST  &  YOUNG  LLP

Tampa,  Florida
March  26,  2002

                             AFG INVESTMENT TRUST C

                         STATEMENT OF FINANCIAL POSITION

                           DECEMBER 31, 2001 AND 2000




                                                                                  2001      2000
ASSETS                                                      .     Restated
                                                            -   ------------

Cash and cash equivalents                                       $ 1,716,588   $ 8,848,816
Rents receivable                                                    124,627       257,399
Accounts receivable - affiliate                                     103,602       424,853
Guarantee fee receivable                                                  -       126,000
Interest receivable                                                       -         8,930
Loan receivable - EFG/Kettle Development LLC                        176,070        77,059
Interest in EFG/Kettle Development LLC                            3,916,771     4,315,263
Interest in EFG Kirkwood LLC                                      3,274,817     3,267,991
Interest in MILPI Holdings, LLC                                   8,518,577       408,000
Investments - other                                                 264,513       238,382
Other assets, net of accumulated amortization
  of $47,039 at December 31, 2001                                   433,506       478,793
Equipment at cost, net of accumulated depreciation
  of $27,813,022 and $20,018,229 at December 31, 2001
  and 2000, respectively                                         23,913,730    33,364,106
                                                                ------------  ------------

      Total assets                                              $42,442,801   $51,815,592
                                                                ============  ============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                   $22,382,964   $26,220,794
Accrued interest                                                     38,807       344,871
Accrued liabilities                                                 135,019       284,691
Accrued liabilities - affiliates                                    150,695        47,835
Deferred rental income                                              277,357        29,882
Other liabilities                                                 1,596,510     1,524,803
                                                                ------------  ------------
     Total liabilities                                           24,581,352    28,452,876
                                                                ------------  ------------


Participants' capital (deficit):
   Managing Trustee                                                 (54,368)       18,027
   Special Beneficiary                                                    -       148,721
   Class A Beneficiary Interests (1,787,153 Interests;
     initial purchase price of $25 each)                         20,254,184    25,186,697
   Class B Beneficiary Interests (3,024,740 Interests;
     initial purchase price of $5 each)                                   -       347,638
   Treasury Interests (223,861 Class A Interests at Cost)        (2,338,367)   (2,338,367)
                                                                ------------  ------------
     Total participants' capital                                 17,861,449    23,362,716
                                                                ------------  ------------

     Total liabilities and participants' capital                $42,442,801   $51,815,592
                                                                ============  ============


    The accompanying notes are an integral part of these financial statements

                             AFG INVESTMENT TRUST C

                             STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                          2001          2000          1999
..                                                            .   Restated
                                                   ------------  ------------
INCOME

Lease revenue                                      $ 6,519,899   $ 7,733,941   $10,286,635
Interest income                                        157,725       666,975     1,217,855
Gain on sale of equipment                              124,658     2,012,657     3,687,692
Gain on sale of investment securities                        -        70,095             -
Other income                                           182,726       301,400       261,116
                                                   ------------  ------------  -----------
  Total income                                       6,985,008    10,785,068    15,453,298
                                                   ------------  ------------  -----------

EXPENSES

Depreciation and amortization                        3,933,784     4,255,457     5,815,665
Write-down of equipment                              5,578,975             -             -
Interest expense                                     2,055,063     2,463,263     2,478,750
Management fees - affiliates                           433,247       431,078       513,019
Operating expenses - affiliate                       1,143,620       543,363       843,263
Write-down of other investment                               -        50,510             -
                                                   ------------  ------------  -----------
  Total expenses                                    13,144,689     7,743,671     9,650,697
                                                   ------------  ------------  -----------

EQUITY INTERESTS

Equity in net loss of EFG/Kettle Development LLC      (332,692)      (91,066)            -
Equity in net income (loss) of EFG Kirkwood LLC          6,826      (726,159)            -
Equity in net income of MILPI Holdings, LLC            984,280             -             -
                                                   ------------  ------------  -----------
  Total income (loss) from equity interests            658,414      (817,225)            -
                                                   ------------  ------------  -----------

Net income (loss)                                  $(5,501,267)  $ 2,224,172   $ 5,802,601
                                                   ============  ============  ===========


Net income (loss)
   per Class A Beneficiary Interest                $     (2.76)  $      0.73   $      1.13
                                                   ============  ============  ===========
   per Class B Beneficiary Interest                $     (0.11)  $      0.19   $      0.75
                                                   ============  ============  ===========
Cash distributions declared
   per Class A Beneficiary Interest                $         -   $         -   $      4.56
                                                   ============  ============  ===========
   per Class B Beneficiary Interest                $         -   $         -   $      3.66
                                                   ============  ============  ===========






    The accompanying notes are an integral part of these financial statements

                             AFG INVESTMENT TRUST C

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                                           Managing      Special
                                           Trustee     Beneficiary   Class A Beneficiaries       -        Class B Beneficiaries
                                                                     ---------------------                ---------------------
                                            Amount       Amount            Interests           Amount           Interests
 Balance at December 31, 1998             $  12,631   $    104,209               1,787,153  $30,022,170               3,024,740

   Net income - 1999                        162,815      1,343,220                       -    2,015,010                       -
   Unrealized gain on investment
     securities                                 202          1,663                       -       14,919                       -
                                          ----------  -------------  ---------------------  ------------  ---------------------
   Comprehensive income                     163,017      1,344,883                       -    2,029,929                       -
   Cash distributions declared             (195,923)    (1,616,362)                      -   (8,153,693)                      -
                                          ----------  -------------  ---------------------  ------------  ---------------------

 Balance at December 31, 1999               (20,275)      (167,270)              1,787,153   23,898,406               3,024,740

   Net income - 2000 (Restated)              38,504        317,655                       -    1,303,209                       -
   Less: Reclassification adjustment
     for unrealized gain on investment
     securities                                (202)        (1,664)                      -      (14,918)                      -
                                          ----------  -------------  ---------------------  ------------  ---------------------
   Comprehensive income (Restated)           38,302        315,991                       -    1,288,291                       -
                                          ----------  -------------  ---------------------  ------------  ---------------------

 Balance at December 31, 2000 (Restated)     18,027        148,721               1,787,153   25,186,697               3,024,740

   Net loss - 2001                          (73,920)      (148,721)                      -   (4,930,988)                      -
                                          ----------  -------------  ---------------------  ------------  ---------------------

 Balance at December 31, 2001             $ (55,893)  $          -               1,787,153  $20,255,709               3,024,740
                                          ==========  =============  =====================  ============  =====================


                                                -          Treasury

                                             Amount       Interests        Total
 Balance at December 31, 1998             $  8,559,851   $(2,338,367)  $ 36,360,494

   Net income - 1999                         2,281,556             -      5,802,601
   Unrealized gain on investment
     securities                                  3,383             -         20,167
                                          -------------  ------------  -------------
   Comprehensive income                      2,284,939             -      5,822,768
   Cash distributions declared             (11,058,573)            -    (21,024,551)
                                          -------------  ------------  -------------

 Balance at December 31, 1999                 (213,783)   (2,338,367)    21,158,711

   Net income - 2000 (Restated)                564,804             -      2,224,172
   Less: Reclassification adjustment
     for unrealized gain on investment
     securities                                 (3,383)            -        (20,167)
                                          -------------  ------------  -------------
   Comprehensive income (Restated)             561,421             -      2,204,005
                                          -------------  ------------  -------------

 Balance at December 31, 2000 (Restated)       347,638    (2,338,367)    23,362,716

   Net loss - 2001                            (347,638)            -     (5,501,267)
                                          -------------  ------------  -------------

 Balance at December 31, 2001             $          -   $(2,338,367)  $ 17,861,449
                                          =============  ============  =============













    The accompanying notes are an integral part of these financial statements

                             AFG INVESTMENT TRUST C

                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                 2001           2000          1999
  .                                                                 .   Restated
--------------------------------------------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $(5,501,267)  $  2,224,172   $ 5,802,601
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                             3,933,784      4,255,457     5,815,665
  Write-down of equipment                                   5,578,975              -             -
  Accretion of bond discount                                        -         (6,504)       (1,480)
  Gain on sale of equipment                                  (124,658)    (2,012,657)   (3,687,692)
  Gain on sale of investment securities                             -        (70,095)            -
  (Income) loss from equity interests                        (658,414)       817,225             -
  Write-down of other investment                                    -         50,510             -
Changes in assets and liabilities:
  Rents receivable                                            132,772        (42,709)      126,421
  Accounts receivable - affiliate                             321,251        515,674      (261,854)
  Guarantee fee receivable                                    126,000       (126,000)            -
  Interest receivable                                           8,930          5,792       (14,722)
  Loan receivable - EFG/Kettle Development LLC                (99,011)             -       (77,059)
  Other assets                                                 (1,752)      (137,842)     (340,951)
  Accrued interest                                           (306,064)       173,087       (57,331)
  Accrued liabilities                                        (149,672)       187,887      (214,696)
  Accrued liabilities - affiliates                            102,860           (668)       (5,699)
  Deferred rental income                                      247,475       (287,303)     (164,254)
  Other liabilities                                            71,707              -             -
                                                          ------------  -------------  ------------
    Net cash provided by operating activities               3,682,916      5,546,026     6,918,949
                                                          ------------  -------------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                 184,809      3,424,815     8,850,801
Investments - other                                           (26,131)      (288,892)            -
Interest in EFG/Kettle Development LLC                              -              -    (3,139,648)
Interest in EFG Kirkwood LLC                                        -     (1,287,350)   (2,706,800)
Interest in MILPI Holdings, LLC                            (7,135,992)      (408,000)            -
Other liabilities                                                   -              -     1,524,803
Purchase of investment securities                                   -              -      (412,529)
Proceeds from sale of investment securities                         -        490,608             -
                                                          ------------  -------------  ------------
    Net cash provided by (used in) investing activities    (6,977,314)     1,931,181     4,116,627
                                                          ------------  -------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Restricted cash                                                     -              -     4,919,327
Proceeds from notes payable                                   471,032         25,302             -
Principal payments - notes payable                         (4,308,862)    (6,377,660)   (3,832,212)
Distributions paid                                                  -    (15,200,000)   (6,223,847)
                                                          ------------  -------------  ------------
    Net cash used in financing activities                  (3,837,830)   (21,552,358)   (5,136,732)
                                                          ------------  -------------  ------------

Net increase (decrease) in cash and cash equivalents       (7,132,228)   (14,075,151)    5,898,844
Cash and cash equivalents at beginning of year              8,848,816     22,923,967    17,025,123
                                                          ------------  -------------  ------------
Cash and cash equivalents at end of year                  $ 1,716,588   $  8,848,816   $22,923,967
                                                          ============  =============  ============

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest                    $ 2,361,127   $  2,290,176   $ 2,536,081
                                                          ============  =============  ============


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITY:
See  Note  5  to  the  financial  statements.

    The accompanying notes are an integral part of these financial statements

                             AFG INVESTMENT TRUST C

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After AFG Investment Trust C (the "Trust") filed its Annual Report on Form 10-K (the "2000 10-K") for the year ended December 31, 2000 with the United States Securities and Exchange Commission ("SEC"), the Trust determined that the amount recorded as its share of loss on its interest in EFG Kirkwood LLC ("EFG Kirkwood") in its financial statements contained therein required revision, as discussed below. The Trust determined that the amount previously recorded as loss on its interest in EFG Kirkwood was understated by $535,958. Accordingly, the Trust recorded an additional loss on its interest in EFG Kirkwood of $535,958, resulting in a decrease in the net income for the year ended December 31, 2000 of $535,958, or $0.21 per Class A Beneficiary Interest and $0.03 per Class B Beneficiary Interest, respectively. As a result, the accompanying financial statements for the year ended December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  ORGANIZATION  AND  TRUST  MATTERS
---------------------------------------------

The Trust was organized as a Delaware business trust in August 1992. Participants' capital initially consisted of contributions of $1,000 from the Managing Trustee, AFG ASIT Corporation, $1,000 from the Special Beneficiary, Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG" or the "Advisor"), and $100 from the Initial Beneficiary, AFG Assignor Corporation, a wholly-owned affiliate of EFG. The Trust issued an aggregate of 2,011,014 Beneficiary Interests (hereinafter referred to as Class A Interests) at a subscription price of $25.00 each ($50,275,350 in total) through 9 serial closings commencing December 1992 and ending September 1993. In July 1997, the Trust issued 3,024,740 Class B Interests at $5.00 each ($15,123,700 in total), of which (i) 3,019,220 interests are held by Equis II Corporation, an affiliate of EFG, and a wholly owned subsidiary of Semele Group Inc. ("Semele"), and (ii) 5,520 interests are held by 10 other Class A investors. The Trust repurchased 218,661 Class A Interests in October 1997 at a cost of $2,291,567. In April 1998, the Trust repurchased 5,200 additional Class A Interests at a cost of $46,800. Accordingly, there are 1,787,153 Class A Interests currently outstanding. The Class A and Class B Interest holders are collectively referred to as the "Beneficiaries".

The Trust has one Managing Trustee, AFG ASIT Corporation, a Massachusetts corporation, and one Special Beneficiary, Semele. Semele purchased the Special Beneficiary Interests from EFG during the fourth quarter of 1999. EFG continues to act as Advisor to the Trust and provides services in connection with the acquisition and remarketing of the Trust's equipment assets. The Managing Trustee is responsible for the general management and business affairs of the Trust. AFG ASIT Corporation is a wholly owned subsidiary of Equis II Corporation and an affiliate of EFG. Except with respect to "interested transactions", Class A Interests and Class B Interests have identical voting rights and, therefore, Equis II Corporation generally has control over the Trust on all matters on which the Beneficiaries may vote. With respect to interested transactions, holders of those Class B Interests that are the Managing Trustee or any of its affiliates must vote their interests as a majority of the Class A Interests have been voted. The Managing Trustee and the Special Beneficiary are not required to make any additional capital contributions except as may be required under the Second Amended and Restated Declaration of Trust, as amended (the "Trust Agreement").

Significant operations commenced coincident with the Trusts initial purchase of equipment and the associated lease commitments in December 1992. Pursuant to the Trust Agreement, each distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings of the Trust is made 90.75% to the Beneficiaries, 8.25% to the Special Beneficiary and 1% to the Managing Trustee.

Under the terms of a management agreement between the Trust and EFG, management services are provided by EFG to the Trust for fees, as stated in the agreement.

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

In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Trust and certain Other Investment Programs and to continue managing all assets owned by the Trust and the Other Investment Programs.


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Cash  Equivalents  and  Investment  Securities
----------------------------------------------

The Trust classifies any amounts on deposits in banks and all highly liquid investments purchased with an original maturity of three months or less as cash and cash equivalents.

Revenue  Recognition
--------------------

Effective January 1, 2000, the Trust adopted the provisions of Securities Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance for the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 had no impact on the Trust's financial statements.

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution, date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing
Trustee and the Advisor would seek to sell the then remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $9,923,959 are due as follows:

  For the year ending December 31,   2002  $5,298,286
                                     2003   4,283,058
                                     2004     285,025
                                     2005      57,590
                                           ----------

..                                   Total  $9,923,959
                                           ==========


In June 2001, the Trust and certain affiliated investment programs (collectively, the "Reno Programs") executed an agreement with the existing lessee, Reno Air, Inc. ("Reno"), to early terminate the lease of a McDonnell Douglas MD-87 aircraft that had been scheduled to expire in January 2003. The Reno Programs received an early termination fee of $840,000 and a payment of $400,000 for certain maintenance required under the existing lease agreement. The Trust's share of the early termination fee was $74,424, which was recognized as lease revenue during the year ended December 31, 2001 and its share of the maintenance payment was $35,440, which was accrued as a maintenance obligation at December 31, 2001. Coincident with the termination of the Reno lease, the aircraft was re-leased to Aerovias de Mexico, S.A. de C.V. for a term of four years. The Reno Programs are to receive rents of $6,240,000 over the lease term, of which the Trust's share is $552,864.


Revenue from major individual lessees, which accounted for 10% or more of lease revenue during the years ended December 31, 2001, 2000 and 1999 is as follows:

                                         2001        2000        1999
                                   ----------  ----------  ----------

Scandinavian Airlines System. . .  $3,321,309  $3,620,348  $3,630,432
Hyundai Electronics America, Inc.  $1,146,949  $1,146,949  $1,146,949



Use  of  Estimates
------------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Equipment  on  Lease
--------------------

All equipment was acquired from EFG, one of its Affiliates or from third-party sellers. Equipment Cost means the actual cost paid by the Trust to acquire the equipment, including acquisition fees. Where equipment was acquired from EFG or an Affiliate, Equipment Cost reflects the actual price paid for the equipment by EFG or the Affiliate plus all actual costs incurred by EFG or the Affiliate while carrying the equipment, including all liens and encumbrances, less the amount of all primary term rents earned by EFG or the Affiliate prior to selling the equipment. Where the seller of the equipment was a third party, Equipment Cost reflects the seller's invoice price.


Depreciation  and  Amortization
-------------------------------

The Trust's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. Periodically, the Managing Trustee evaluates the net carrying value of equipment to determine whether it exceeds undiscounted future cash flows. For purposes of this comparison, "net carrying value" represents, at a given date, the net book value (equipment cost less accumulated depreciation for financial reporting purposes) of the Trust's equipment and "net realizable value" represents, at the same date, the aggregate undiscounted cash flows resulting from future contracted lease payments plus the estimated residual value of the Trust's equipment. The Managing Trustee evaluates significant equipment assets, such as aircraft, individually. All other assets are evaluated collectively by equipment type unless the Managing Trustee learns of specific circumstances, such as a lessee default, technological obsolescence, or other market developments, which could affect the net realizable value of particular assets. Adjustments to reduce the net carrying value of equipment are recorded in those instances where estimated net realizable value is considered to be less than net carrying value and are reflected separately on the accompanying Statement of Operations as write-down of equipment.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time.


Impairment  of  Long-Lived  Assets
----------------------------------

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value may not be recoverable. If this review results in an impairment, as determined based on the estimated undiscounted cash flow, the carrying value of the related long-lived asset is adjusted to fair value.


Accrued  Liabilities  -  Affiliates
-----------------------------------

Unpaid fees and operating expenses paid by EFG on behalf of the Trust and accrued but unpaid administrative charges and management fees are reported as Accrued Liabilities - Affiliates.


Contingencies
-------------

The Trust's policy is to recognize a liability for goods and services during the period when the goods or services are received. To the extent that the Trust has a contingent liability, meaning generally a liability the payment of which is subject to the outcome of a future event, the Trust recognizes a liability in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 5 requires the recognition of contingent liabilities when the amount of liability can be reasonably estimated and the liability is probable.


Allocation  of  Net  Income  or  Loss
-------------------------------------

Net income is allocated quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between the Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period (excluding $1,432,279 Class A special cash distributions paid in 1999). Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balances of the Class A Beneficiaries; and third, any remainder to the Managing Trustee.

The allocation of net income or loss pursuant to the Trust Agreement for income tax purposes differs from the foregoing and is based upon government rules and regulations for federal income tax reporting purposes and assumes, for each income tax reporting period, the liquidation of all of the Trust's assets and the subsequent distribution of all available cash to the Participants. For income tax purposes, the Trust adjusts its allocations of income and loss to the Participants so as to cause their tax capital account balances at the end of the reporting period to be equal to the amount that would be distributed to them in the event of a liquidation and dissolution of the Trust. This methodology does not consider the costs attendant to liquidation or whether the Trust intends to have future business operations.

The table below includes detail of the allocation of income (loss) in each of the quarters for the years ended December 31, 2001, 2000 and 1999.

                                 Managing    Special        Class A          Class B          Treasury
                                 Trustee     Beneficiary    Beneficiaries    Beneficiaries    Interests     Total
                                 ----------  -------------  ---------------  ---------------  ------------  -------------

December 31, 1998                $  12,631   $    104,209   $   30,022,170   $    8,559,851   $(2,338,367)  $ 36,360,494

Distributions                      (11,979)       (98,826)        (731,838)        (355,247)            -     (1,197,890)
Net income                           8,367         69,025          511,150          248,122             -        836,664
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
March 31, 1999                       9,019         74,408       29,801,482        8,452,726    (2,338,367)    35,999,268

Special distribution - Class A           -              -       (1,432,279)               -             -     (1,432,279)
Distributions                      (11,979)       (98,826)        (731,838)        (355,247)            -     (1,197,890)
Net income                          13,991        115,427          673,949          327,147             -      1,130,514
Unrealized gain                        127          1,048            7,760            3,767             -         12,702
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
June 30, 1999                       11,158         92,057       28,319,074        8,428,393    (2,338,367)    34,512,315

Distributions                      (11,979)       (98,826)        (731,838)        (355,247)            -     (1,197,890)
Net income                          14,405        118,838          829,911          402,853             -      1,366,007
Unrealized gain                        154          1,269            9,399            4,563             -         15,385
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
September 30, 1999                  13,738        113,338       28,426,546        8,480,562    (2,338,367)    34,695,817

Distributions                     (159,986)    (1,319,884)      (4,525,900)      (9,992,832)            -    (15,998,602)
Net income                         126,052      1,039,930                -        1,303,434             -      2,469,416
Unrealized gain (loss), net            (79)          (654)          (2,240)          (4,947)            -         (7,920)
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
December 31, 1999                  (20,275)      (167,270)      23,898,406         (213,783)   (2,338,367)    21,158,711

Net income (Restated)               27,117        223,713          489,124          345,530             -      1,085,484
Unrealized losses (Restated)          (285)        (1,373)         (25,620)          (1,184)            -        (28,462)
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
March 31, 2000 (Restated)            6,557         55,070       24,361,910          130,563    (2,338,367)    22,215,733

Net income (Restated)                  805          6,643           57,565           15,505             -         80,518
Unrealized gain (Restated)              64            523            4,536            1,222             -          6,345
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
June 30, 2000 (Restated)             7,426         62,236       24,424,011          147,290    (2,338,367)    22,302,596

Net income (Restated)                9,137         75,377          653,203          175,941             -        913,658
Unrealized gain (Restated)              40            327            2,835              764             -          3,966
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
September 30, 2000 (Restated)       16,603        137,940       25,080,049          323,995    (2,338,367)    23,220,220

Net income (Restated)                1,445         11,922          103,317           27,828             -        144,512
Unrealized loss (Restated)             (21)        (1,141)           3,331           (4,185)            -         (2,016)
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
December 31, 2000 (Restated)        18,027        148,721       25,186,697          347,638    (2,338,367)    23,362,716

Net income                          10,677         88,085          763,331          205,605             -      1,067,698
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
March 31, 2001                      28,704        236,806       25,950,028          553,243    (2,338,367)    24,430,414

Net loss                           (28,704)      (236,806)        (313,402)        (553,243)            -     (1,132,155)
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
June 30, 2001                            -              -       25,636,626                -    (2,338,367)    22,298,259

Net loss                            (1,158)             -         (114,615)               -             -       (115,773)
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
September 30, 2001                  (1,158)             -       25,522,011                -    (2,338,367)    23,182,486

Net loss                           (53,210)             -       (5,267,827)               -             -     (5,321,037)
                                 ----------  -------------  ---------------  ---------------  ------------  -------------
December 31, 2001                $ (54,368)  $          -   $   20,254,184   $            -   $(2,338,367)  $ 17,861,449
                                 ==========  =============  ===============  ===============  ============  =============




Reclassification
----------------

Certain amounts previously reported have been reclassified to conform to the December 31, 2001 presentation.


Accumulated  Other  Comprehensive  Income
-----------------------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective in 1998, requires the disclosure of comprehensive income
(loss) to reflect changes in participants' capital that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income (loss) for the years ended December 31, 2001 and 2000 represents the Trust's unrealized gains (losses) on investment securities:

                                                   2001      2000      1999
                                                  -----  ---------  -------
Beginning Balance. . . . . . . . . . . . . . . .  $  --  $ 20,167   $    --
Adjustments related to unrealized gains (losses)
on investment securities . . . . . . . . . . . .     --   (20,167)   20,167
                                                  -----  ---------  -------

Ending Balance . . . . . . . . . . . . . . . . .  $  --  $     --   $20,167
                                                  =====  =========  =======




Net  Income  and  Cash  Distributions  Per  Beneficiary  Interest
-----------------------------------------------------------------

Net income and cash distributions per Class A Interest are based on 1,787,153 Class A Interests outstanding. Net income and cash distributions per Class B Beneficiary Interest are based on 3,024,740 Class B Interests outstanding during the years ended December 31, 2001, 2000 and 1999. Net income and cash distributions per Beneficiary Interest are computed after allocation of the Managing Trustee's and Special Beneficiary's shares of net income and cash distributions.

Provision  for  Income  Taxes
-----------------------------

No provision or benefit from income taxes is included in the accompanying financial statements. The Participants are responsible for reporting their proportionate shares of the Trust's taxable income or loss and other tax attributes on their separate tax returns.


New  Accounting  Pronouncements
-------------------------------

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Trust believes the adoption of SFAS No. 141 has not had a material impact on its financial statements.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Trust to complete a transitional goodwill impairment test six months from the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued in October 2001 and replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Trust believes that the adoption of SFAS No. 144 will not have a material impact on its financial statements.


NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at December 31, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from December 31, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost                   Location
---------------------------------------------  -----------  ------------------------  -----------------------

Aircraft                                             24-42  $            32,134,911   Foreign
Manufacturing                                         0-20                9,053,648   CA/MI
Locomotives                                             27                4,574,489   NE
Materials handling                                    0-14                3,161,465   AR/FL/IL/IN/KY/MA/MI/OH
                                                         -                        -   OR/PA/SC/WI/WV/Foreign
Computer and peripherals                              0-17                1,716,673   FL/IN/MI/OH/WI
Construction and mining                                  0                1,085,566   NV/Foreign
                                                            ------------------------
   Total equipment cost                                  -               51,726,752
   Accumulated depreciation                              -              (27,813,022)
                                                            ------------------------
   Equipment, net of accumulated depreciation            -  $            23,913,730
                                                            ========================



In certain cases, the cost of the Trust's equipment represents a proportionate ownership interest. The remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. At December 31, 2001, the Trust's equipment portfolio included equipment having a proportionate original cost of $38,342,258, representing approximately 74% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $44,000,000 and a net book value of approximately $24,000,000 at December 31, 2001. See Note 9 - Notes Payable.

Generally, the costs associated with maintaining, insuring and operating the Trust's equipment are incurred by the respective lessees pursuant to terms specified in their individual lease agreements with the Trust. However, the Partnership has purchased supplemental insurance coverage to for its aircraft to reduce the economic risk arising from certain losses. Specifically, the Partnership is insured under supplemental policies for "Aircraft Hull Total Loss Only" and "Aircraft Hull Total Loss Only War and Other Perils."

As equipment is sold to third parties, or otherwise disposed of, the Trust recognizes a gain or loss equal to the difference between the net book value of the equipment at the time of sale or disposition and the proceeds realized upon sale or disposition. The ultimate realization of estimated residual value in the equipment will be dependent upon, among other things, EFG's ability to maximize proceeds from selling or re-leasing the equipment upon the expiration of the primary lease terms. The summary above includes fully depreciated equipment held for sale or re-lease with an original cost of approximately $1,788,000 at December 31, 2001. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

The Trust accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the year ended December 31, 2001, the Trust recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a Boeing 767-300ER aircraft. The resulting charge of $5,578,975 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft.


NOTE  5  -  INTEREST  IN  EFG/KETTLE  DEVELOPMENT  LLC
------------------------------------------------------

On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 108 residential units have been constructed and sold 10 additional units are under construction. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

The Trust's ownership share in EFG/Kettle Development LLC is 50.604% and had a cost of $4,472,129, including a 1% acquisition fee of $44,729 paid to EFG. The acquisition was funded with cash of $3,139,648 and a non-recourse note for $1,332,481. The note bears interest at an annualized rate of 7.5% and will be fully amortized over 34 months commencing April 1, 1999. The note is secured by the Trust's interest in EFG/Kettle Development LLC. The Trust's cost basis in this joint venture was approximately $658,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference is being amortized over a period of 10 years beginning January 1, 2000. The amount amortized is included in amortization expense as an offset to Interest in EFG / Kettle Valley Development LLC and was $65,800 in each of the years ended December 31, 2001 and 2000.

The Trust accounts for its interest in Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's interest is (i) increased (decreased) to reflect the Trust's share of income (loss) of the joint venture and (ii) decreased to reflect any distributions the Trust received from the joint venture. The Trust's interest was decreased by $332,692 and $91,066, respectively, during the years ended December 31, 2001 and 2000, reflecting its share of loss from Kettle Valley.

In addition, the seller purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,524,803, or 50.604% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is reflected as Other Liabilities on the accompanying Statement of Financial Position at both December 31, 2001 and 2000.

The table below provides comparative summarized income statement data for KVD LP. KVD LP has a January 31 fiscal year end. The Trust has a December 31 fiscal year end. The operating results of KVD LP shown below have been conformed to the year ended December 31, 2001 and 2000, respectively.


                Year ended      Year ended
                December 31,    December 31,
                         2001            2000

Total revenues  $   4,596,837   $   6,250,711
Total expenses     (5,967,703)     (7,118,553)
                --------------  --------------
Net loss        $  (1,370,866)      ($867,842)
                ==============  ==============






NOTE  6  -  INTEREST  IN  EFG  KIRKWOOD  LLC
--------------------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and Semele formed a joint venture, EFG Kirkwood LLC ("EFG Kirkwood"), for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

On April 30, 2000, KAI's ownership interests in certain assets and substantially all of its liabilities were transferred to Mountain Resort Holdings LLC ("Mountain Resort"). On May 1, 2000, EFG Kirkwood exchanged its interest in KAI's common and preferred stock for corresponding pro-rata membership interests in Mountain Resort. EFG Kirkwood holds approximately 38% of the membership interests in Mountain Resort. Mountain Resort, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. The Trust holds 40% of EFG Kirkwood's Class A membership interests.

On May 1, 2000, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC ("Mountain Springs"). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common membership interests and 100% of the Class B Preferred membership interests in an entity that owns the Purgatory Ski resort in Durango, Colorado.

The Trust's ownership interest in EFG Kirkwood had an original cost of $3,994,150; including a 1% acquisition fee of $39,546 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded income of $6,826 and a loss of $726,159 for the years ended December 31, 2001 and 2000, respectively, representing its pro-rata share of the net income (loss) of EFG Kirkwood.

The following table summarizes selected the unaudited financial data pertaining to the Trust's membership interests in EFG Kirkwood LLC and the summarized unaudited results of the operations of the ski resorts.

Mountain Resort has a April 30th fiscal year end and the operating results shown below have been conformed to the twelve months ended December 31, 2001 and 2000, respectively.

Mountain Springs has a May 31st fiscal year end. The operating results shown below have been conformed to the twelve months ended December 31, 2001. The Trust purchased their interest on Mountain Springs in May 1, 2000 and as such the operating results below have been conformed to reflect the eight months ended December 31, 2000.



                                                       2001           2000
                                                ------------  -------------

EFG Kirkwood LLC
----------------------------------------------

Total assets (primarily real estate and plant)  $ 8,105,002   $  8,286,568
Total liabilities (primarily borrowings)                 --        206,263
                                                ------------  -------------

Net equity of EFG Kirkwood LLC                  $ 8,105,002   $  8,080,305
                                                ============  =============


Net equity of EFG Kirkwood LLC                  $ 8,105,002   $  8,080,305
Unamortized capitalized acquisition fees (2)         82,043         89,675
                                                ------------  -------------

Aggregate net equity and fees                   $ 8,187,045   $  8,169,980
                                                ============  =============


Trust's share of net equity and fees            $ 3,274,817   $  3,267,991
                                                ============  =============


                                                       2001           2000     1999 (1)
                                                ------------  -------------  ----------

Equity in income (loss)                         $    28,979   $ (2,328,753)  $(218,890)
Total expenses                                        4,282          8,567          --
                                                ------------  -------------  ----------

Net income (loss) of EFG Kirkwood LLC           $    24,697   $ (2,337,320)  $(218,890)
                                                ============  =============  ==========


Net income (loss) of EFG Kirkwood LLC           $    24,697   $ (2,337,320)  $(218,890)
Amortization of capitalized acquisition fees         (7,632)        (6,626)     (2,564)
                                                ------------  -------------  ----------

Aggregate net income (loss)                     $    17,065   $ (2,343,946)  $(221,454)
                                                ============  =============  ----------


Trust's share of net income (loss)              $     6,826   $   (726,159)  $      --
                                                ============  =============  ==========


Summarized Operating Results - Ski Resorts:
----------------------------------------------

Revenues
     Mountain Resort                            $30,195,000   $ 28,338,000
                                                ============  =============
     Mountain Springs                           $15,250,000   $  5,008,000
                                                ============  =============

Expenses
      Mountain Resort                           $30,034,000   $ 26,914,000
                                                ============  =============
      Mountain Springs                          $15,346,000   $  9,725,000
                                                ============  =============




(1) EFG Kirkwood LLC commenced operations on June 10, 1999; therefore, amounts in this column correspond to the period June 10, 1999 to December 31, 1999.

(2) Unamortized capitalized acquisition fees represent expenses incurred by the four Trusts in the acquisition of the membership interests in EFG Kirkwood LLC.


NOTE  7  -INTEREST  IN  MILPI  HOLDINGS,  LLC
---------------------------------------------

In December 2000, the Trusts formed MILPI, which formed MILPI Acquisition Corp. ("MILPI Acquisition"), a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI ($408,000 for the Trust) and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM International, Inc. ("PLM"), an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition would merge into PLM, with PLM being the surviving entity. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting on February 6, 2002. The Trust and AFG Investment Trust D ("Trust D") provided $4.4 million to acquire the remaining 17% of PLM's outstanding common stock of which $2,399,199 was contributed by the Trust. The funds were obtained from existing resources and internally generated funds and by means of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $719,760 that bears interest at LIBOR plus 200 basis points (subject to an interest rate cap).

At December 31, 2001, the Trust has a 34% membership interest in MILPI having an original cost of $7,543,992. The cost of the Trust's interest in MILPI reflects MILPI Acquisition's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $7,403,746, capitalized transaction costs of $66,209 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $74,037. The acquisition fees were capitalized by the Trust and are being amortized over a period of 7 years beginning March 1, 2001. The amount amortized is included in amortization expense and was $9,695 during the year ended December 31, 2001.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $984,280 during the year ended December 31, 2001, representing its pro-rata share of the net income of MILPI.

The table below provides summarized consolidated income statement data for MILPI for the period February 7, 2001 (date of inception) through December 31, 2001.


 Total assets                                 $43,399,000
 Total liabilities                            $15,453,000
 Minority interest                            $ 3,029,000
 Total equity                                 $24,917,000

 Total revenues                               $10,376,000
 Total operating expenses, minority interest
        And other income and expenses         $ 5,818,000
 Provision for income taxes                   $ 1,611,000
 Net income                                   $ 2,947,000



See  discussion  of the PLM acquisition included in Note 15 - Subsequent Events.

NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs, both expensed and capitalized, during the years ended December 31, 2001, 2000 and 1999, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                    2001      2000        1999
                              ----------  --------  ----------
Acquisition fees              $   74,037  $ 15,484  $   75,281
Management fees                  433,247   431,078     513,019
Administrative charges           178,158   197,789     192,348
Reimbursable operating costs
   due to third parties          965,462   345,574     650,915
                              ----------  --------  ----------
        Total                 $1,650,904  $989,925  $1,431,563
                              ==========  ========  ==========



As provided under the terms of the Trust Agreement, EFG is compensated for its services to the Trust. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, EFG was compensated by an amount equal to .28% of Asset Base Price paid by the Trust for each asset acquired for the Trust's initial asset portfolio. For acquisition services during the initial reinvestment period, which expired on September 2, 1997, EFG was compensated by an amount equal to 3% of Asset Base Price paid by the Trust. In connection with a Solicitation Statement and consent of Beneficiaries in 1998, the Trust's reinvestment provisions were reinstated through December 31, 2002 and the Trust was permitted to invest in assets other than equipment. Acquisition fees paid to EFG in connection with such equipment reinvestment assets are equal to 1% of Asset Base Price paid by the Trust. For management services, EFG is compensated by an amount equal to (i) 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Trust with respect to equipment acquired on or prior to March 31, 1998. For management services earned in connection with equipment acquired on or after April 1, 1998, EFG is compensated by an amount equal to 2% of gross lease rental revenue received by the Trust. For non-equipment investments other than cash, the Managing Trustee receives an annualized management fee of 1% of such assets under management. Compensation to EFG for services connected to the remarketing of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or
(ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and this fee and the other fees described above are subject to certain limitations defined in the Trust Agreement.

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Trust which are reimbursed to EFG at actual cost.

All equipment was purchased from EFG, one of its Affiliates or directly from third-party sellers. The Trust's Purchase Price is determined by the method described in Note 3, Equipment on Lease.

All rents and proceeds from the sale of equipment are paid by the lessee directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At December 31, 2001, the Trust was owed $103,602 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in January 2002.

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

See the acquisition of the outstanding stock of PLM and subsequent merger by the Trusts included in Note 7 - Interest in MILPI Holdings, LLC. See the formation of a joint venture in March 2002 by the Trust and Trust D discussed below in
Note  15  -  Subsequent  Events.


NOTE  9  -  NOTES  PAYABLE
--------------------------

Notes payable at December 31, 2001 consisted of installment notes of $22,382,964 payable to banks and institutional lenders. The notes bear fixed interest rates ranging between 6.76% and 9.176%. All of the installment notes are non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments, as discussed below. Generally, the equipment-related installments notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to its interest in an aircraft leased to SAS in December 2003.

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

Management believes that the carrying amount of the notes payable approximates fair value at December 31, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  notes  payable  are  as  follows:

  For the year ending December 31,   2002  $ 3,223,028
                                     2003   18,827,727
                                     2004      273,318
                                     2005       58,891
                                           -----------
..                                   Total  $22,382,964
                                           ===========



NOTE  10  -  INCOME  TAXES
--------------------------

The Trust is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Trust.

For financial statement purposes, the Trust allocates net income quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between the Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period (excluding $1,432,279 Class A special cash distributions paid in 1999). Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balances of the Class A Beneficiaries; and third, any remainder to the Managing Trustee. This convention differs from the income or loss allocation requirements for income tax and Dissolution Event purposes as delineated in the Trust Agreement. For income tax purposes, the Trust allocates net income or net loss in accordance with the provisions of such agreement. Pursuant to the Trust Agreement, upon dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's tax capital account. At December 31, 2001, the Managing Trustee had a negative tax capital account balance of $55,893.

The following is a reconciliation between net income reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2001, 2000 and 1999:


                                                     2001          2000          1999
                                              ------------  ------------  ------------

Net income (loss)                             $(5,501,267)  $ 2,224,172   $ 5,802,601
   Financial statement depreciation less
      than tax depreciation                      (740,333)   (2,343,210)   (3,482,896)
   Recognize pass through income                 (669,270)      535,958             -
   Reverse income from corporate investment      (651,588)            -             -
   Tax gain (loss) in excess of book
      gain (loss) on sale                               -      (765,343)      (23,049)
   Deferred rental income                         247,475      (287,303)     (164,254)
   Write-down of equipment                      5,578,975             -             -
   Other                                         (190,174)      163,292        62,400
                                              ------------  ------------  ------------
Net income (loss) for federal income tax
   reporting purposes                         $(1,926,182)  $  (472,434)  $ 2,194,802
                                              ============  ============  ============



The following is a reconciliation between participants' capital reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2001 and 2000:


                                                                          2001           2000
                                                                  -------------  -------------

Participants' capital                                             $ 17,861,449   $ 23,362,716
   Add back selling commissions and organization
      and offering costs                                             4,922,397      4,922,397
   Deduct deferred step-down of capital basis                         (689,869)      (689,869)
   Cumulative difference between federal income tax
      and financial statement income (loss)                        (16,589,264)   (20,164,349)
                                                                  -------------  -------------

Participants' capital for federal income tax reporting purposes   $  5,504,713   $  7,430,895
                                                                  =============  =============




The cumulative difference between federal income tax and financial statement income (loss) represents timing differences.



NOTE  11  -  GUARANTEE  AGREEMENT
---------------------------------

On March 8, 2000, the Trusts entered into a guarantee agreement whereby the Trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of
EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trusts was capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC defaulted under the terms of the master lease agreement.

As a result of principal reductions on the average guarantee amount, an amended and restated agreement was entered into in December 2000, that reduced the guaranteed amount among the Trusts. During the year ended December 31, 2001, the requirements of the guarantee agreement were met and the Trust received payment for all outstanding amounts totaling $224,513, including $89,583 of income related to the guarantee agreement recognized during the year ended December 31, 2001. During the year ended December 31, 2001, the Trust received an upfront cash fee of $175,400 and recognized a total of $301,400 in income related from the guarantee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations. The Trust has no further obligations under the guarantee agreement.


NOTE  12  -  LEGAL  PROCEEDINGS
-------------------------------

On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis
                                            ------------------------------------
Financial Group Limited Partnership, et al., in the United States District Court
      ------------------------------------
for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Trust (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the Managing Trustee, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis
                                             -----------------------------------
Financial  Group  Limited  Partnership,  et  al.,  in  the Superior Court of the
     ------------------------------------------
Commonwealth  of  Massachusetts  on behalf of the Nominal Defendants against the
     -
Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

The Plaintiffs asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit was intended to be achieved and which, among other things, was expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and superseded a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998 and was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily
Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement."

On March 15, 1999, counsel for the Plaintiffs and the Defendants entered into an amended Stipulation of Settlement (the "Amended Stipulation") which was filed with the Court on March 15, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999. The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. The second sub-class, which does not include the Trust, remains pending.

On April 5, 1999, the Trust mailed a notice to all Class A and Class B Beneficiaries describing, among other things, the Class Action Lawsuit and the proposed settlement terms for the Trust. In addition, the notice advised the Beneficiaries that the Court would conduct a fairness hearing on May 21, 1999 and described the rights of the Beneficiaries and the procedures they should follow if they wished to object to the settlement.

On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that included the Trust. As a result of the settlement, the Trust declared a special cash distribution of $1,513,639, including legal fees for Plaintiffs' counsel of $81,360, that was paid in July 1999 ($0.80 per Class A Interest, net of legal fees). In addition, the parent company of the Managing Trustee, Equis II Corporation, agreed to commit $3,405,688 of its Class B Capital Contributions (paid in connection with its purchase of Class B Interests in July 1997) to the Trust for the Trust's operating and investment purposes. In the absence of this commitment, Equis II Corporation would have been entitled to receive a Class B Capital Distribution for this amount pursuant to the Trust Agreement because the proceeds from the offering of the Class B Interests were intended to be used for approximately a two-year period to re-purchase outstanding Class A Interests for the benefit of each Trust. Subsequently, any Class B capital not so expended was required to be returned to the Class B Interest holders. The settlement required that Equis II Corporation forego this Class B Capital Distribution. The settlement effectively caused Equis II Corporation to remain at risk as a long-term investor in the Trust.


NOTE  13  -  QUARTERLY  RESULTS  OF  OPERATIONS  (Unaudited)
------------------------------------------------------------

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

     Three  Months  Ended
     --------------------

                          March 31,   June 30,      September 30,    December 31,    Total
                          ----------  ------------  ---------------  --------------  ------------

                                2001
                          ----------
Lease revenue. . . . . .  $1,607,494  $ 1,642,867   $    1,690,959   $   1,578,579   $ 6,519,899
Net income (loss). . . .  $1,067,698  $(1,132,155)  $     (115,773)  $  (5,321,037)  $(5,501,267)
Net income (loss) per
  Beneficiary Interest:
  Class A Interests. . .  $     0.43  $     (0.09)  $        (0.06)  $       (3.03)  $     (2.76)
  Class B Interests. . .  $     0.07  $     (0.18)  $           --   $          --   $     (0.11)


       2000 (Restated)
------------------------

Lease revenue. . . . . .  $2,145,097  $ 2,035,590   $    1,768,284   $   1,784,970   $ 7,733,941
Net income . . . . . . .  $1,085,484  $    80,518   $      913,658   $     144,512   $ 2,224,172
Net income per
  Beneficiary Interest:
  Class A Interests. . .  $     0.27  $      0.03   $         0.37   $        0.06   $      0.73
  Class B Interests. . .  $     0.11  $      0.01   $         0.06   $        0.01   $      0.19


Net loss for the three months ended June 30, 2001 includes a $449,031 loss on interest in EFG/Kettle Development LLC and a $538,507 loss on interest in EFG Kirkwood LLC.

Net loss for the three months ended December 31, 2001 includes a $5,578,975 write-down of equipment.

NOTE  14  -  SEGMENT  REPORTING
-------------------------------

CUT FROM MDA, AND DO A SEARCH ON "IN THE ACCOMPANYING FINANCIAL STATEMENTS)" AND REPLACE WITH ")" FOR THIS SECTION ONLY.



NOTE  15  -  SUBSEQUENT  EVENT
------------------------------

On February 6, 2002, MILPI completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common shares by effecting a merger of PLM into MILPI Acquisition Corp. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting. The Trust and Trust D provided $4.4 million to acquire the remaining 17% of PLM's outstanding common stock of which $2,399,199 million was contributed by the Trust. The funds were obtained from existing resources and internally generated funds and by means of a 364 day, unsecured loan to the Trust from PLM evidenced by a promissory note in the principal amount of $719,760 that bears interest at LIBOR plus 200 basis points (subject to an interest rate cap). The Trust's ownership interest in MILPI subsequent to the merger was increased from 34% to 37.5%. On March 12, 2002, PLM declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $1,000,092.

In March 2002 the Trust and Trust D formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by each of the Trust and Trust D (the "C & D Joint Venture") to which each Trust contributed $1 million. The C & D Joint Venture was formed for the purpose of making a conditional contribution of $2.0 million to the Rancho Malibu Limited Partnership in exchange for 25% of the interests in the Rancho Malibu partnership (the "C & D Joint Venture Contribution"). The C & D Joint Venture was admitted to the Rancho Malibu partnership as a co-managing general partner pursuant to the terms of an amendment to the Rancho Malibu Limited Partnership Agreement. The other partners in the Rancho Malibu Limited Partnership are Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust D. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM International Inc., a corporation that is jointly owned by the Trust and three affiliated Trusts, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid principal balance of the Note is $14,250,000 plus accrued interest as of December 31, 2001.

The C & D Joint Venture possesses the right to withdraw the C & D Joint Venture Contribution from the Rancho Malibu partnership if the transactions have not taken place within ninety (90) days of the receipt by the Rancho Malibu partnership of notice from the C & D Joint Venture that the requisite consents of the beneficiaries of the Trust and Trust C have been received. This right of the C & D Joint Venture is secured by a pledge of 50% of the capital stock of Rancho Malibu Corp. and 50% of the interests in the Rancho Malibu partnership held by Semele and Rancho Malibu Corp.

                        ADDITIONAL FINANCIAL INFORMATION

                             AFG INVESTMENT TRUST C

         SCHEDULE OF EXCESS (DEFICIENCY) OF TOTAL CASH GENERATED TO COST
                              OF EQUIPMENT DISPOSED

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

The Trust classifies all rents from leasing equipment as lease revenue. Upon expiration of the primary lease terms, equipment may be sold, rented on a month-to-month basis or re-leased for a defined period under a new or extended lease agreement. The proceeds generated from selling or re-leasing the equipment, in addition to any month-to-month revenue, represent the total residual value realized for each item of equipment. Therefore, the financial statement gain or loss, which reflects the difference between the net book value of the equipment at the time of sale or disposition and the proceeds realized upon sale or disposition, may not reflect the aggregate residual proceeds realized by the Trust for such equipment. Expenses, such as management fees, and interest earned on cash generated are not included below.

The following is a summary of cash excess associated with equipment dispositions occurring in the years ended December 31, 2001, 2000 and 1999.


                                                    2001        2000         1999
                                                 ----------  -----------  -----------
Rents earned prior to disposal of
  Equipment, net of interest charges             $2,135,202  $ 7,830,529  $30,130,592

Sale proceeds realized upon
  Disposition of equipment                          184,809    3,424,815    8,850,801
                                                 ----------  -----------  -----------

Total cash generated from rents
  and equipment sale proceeds                     2,320,011   11,255,344   38,981,393

Original acquisition cost of equipment disposed   1,655,583    8,258,489   30,545,847
                                                 ----------  -----------  -----------

Excess of total cash generated to cost
  of equipment disposed                          $  664,428  $ 2,996,855  $ 8,435,546
                                                 ==========  ===========  ===========

                             AFG INVESTMENT TRUST C

            STATEMENT OF CASH AND DISTRIBUTABLE CASH FROM OPERATIONS,
                             SALES AND REFINANCINGS

                      FOR THE YEAR ENDED DECEMBER 31, 2001




                                                        .          Sales and
                                                    Operations    Refinancings      Total
                                                   ------------  --------------  ------------
Net income (loss)                                  $(5,625,925)  $     124,658   $(5,501,267)

Add:
  Depreciation and amortization                      3,933,784               -     3,933,784
  Write-down of equipment                            5,578,975               -     5,578,975
  Management fees                                      433,247               -       433,247
  Income from equity interests                        (658,414)              -      (658,414)
  Book value of disposed equipment                           -          60,151        60,151
Less:
  Principal reduction of notes payable              (4,308,862)              -    (4,308,862)
                                                   ------------  --------------  ------------

  Cash from operations, sales and refinancings        (647,195)        184,809      (462,386)

Less:
  Management fees                                     (433,247)              -      (433,247)
                                                   ------------  --------------  ------------

  Distributable cash from operations,
    sales and refinancings                          (1,080,442)        184,809      (895,633)

Other sources and uses of cash:
  Cash and cash equivalents at beginning of year     3,748,267       5,100,549     8,848,816
  Other assets                                               -          (1,752)       (1,752)
  Interest in MILPI Holdings, LLC (1)               (1,405,733)     (5,730,259)   (7,135,992)
  Net proceeds from note payable refinancing                 -         471,032       471,032
  Net change in receivables and accruals               454,496               -       454,496
                                                   ------------  --------------  ------------

Cash and cash equivalents at end of year           $ 1,716,588   $           -   $ 1,716,588
                                                   ============  ==============  ============


(1) To the extent available, cash generated from sales and refinancings is used for reinvestment, in accordance  with  the  Trust  Agreement.

                             AFG INVESTMENT TRUST C

                       SCHEDULE OF COSTS REIMBURSED TO THE
                     MANAGING TRUSTEE AND ITS AFFILIATES AS
               REQUIRED BY SECTION 10.4 OF THE SECOND AMENDED AND
                          RESTATED DECLARATION OF TRUST

                      FOR THE YEAR ENDED DECEMBER 31, 2001

For the year ended December 31, 2001, the Trust reimbursed the Managing Trustee and its Affiliates for the following costs:

     Operating  expenses     $1,190,432

                             AFG INVESTMENT TRUST C

        SCHEDULE OF REIMBURSABLE OPERATING EXPENSES DUE TO THIRD PARTIES

                      FOR THE YEAR ENDED DECEMBER 31, 2001


Operating expenses due to third parties for the year ended December 31, 2001 consisted of the following:



Legal                         $344,086
Selling & Remarketing          290,762
Accounting and Tax             147,132
Investor Services               60,621
Printing & Document Services    40,740
Insurance                       32,523
Travel & Entertainment          23,370
Bank Charges                    16,453
Office                           9,525
Equipment Maintenance              250
                              --------
   Total                      $965,462
                              ========

                             AFG INVESTMENT TRUST C

                              SCHEDULE OF EQUIPMENT

                             AS OF DECEMBER 31, 2001




                                            .  Lease
                                    Rental     Expiration            .  Net Book
Lessee                              Schedule   Date        Cost         Value        Debt
----------------------------------  ---------  ----------  -----------  -----------  -----------

Advanced Micro Devices, Inc.          006-RN2           -  $ 1,274,733  $         -  $         -
Aerovias De Mexico, S.A. de C.V.    N753RARL1     6/21/05    1,239,941      900,959      420,027
A.O. Smith Corporation              A-17RN1             -       36,817            -            -
Chrysler Corporation                A-3                 -       56,663            -            -
Chrysler Corporation                B-2                 -       97,860            -            -
Chrysler Corporation                B-2B                -       15,446            -            -
Chrysler Corporation                E-11          1/31/02      196,487       56,449            -
Chrysler Corporation                G-2           2/28/02      858,310      166,822       77,501
GE Aircraft Engines                      3RN3           -       51,390            -            -
GATX Logistics, Inc.                E-11                -      148,148            -            -
General Electric Company                    4           -        1,339            -            -
General Electric Company                    5           -          335            -            -
General Motors Corporation          H-6                 -       75,771            -            -
General Motors Corporation          C-1                 -      124,214            -            -
General Motors Corporation          C-2                 -       28,782            -            -
General Motors Corporation          C-4                 -      815,215            -            -
General Motors Corporation          C-5                 -    1,317,467            -            -
General Motors Corporation          B-16RN1             -       46,957            -            -
Hyundai Electronics America, Inc.         1AO     8/31/03    6,513,220    1,809,228    1,785,134
Owens-Corning Fiberglass Corp.      A-35                -       16,507          394            -
Owens-Corning Fiberglass Corp.      A-38                -          453            -            -
Scandinavian Airlines System        LN-RCGRN1    12/29/03   30,895,170   18,166,569   18,884,089
Temple-Inland Forest Product Group  A1RN2        12/31/02       21,485        2,692            -
Tenneco Packaging                   B-75RN1             -       30,500            -            -
Tenneco Packaging                   B-76RN1             -       16,887            -            -
Tenneco Packaging                   B-77                -       47,991            -            -
Tenneco Packaging                   B-81                -       13,089            -            -
Union Pacific Railroad Company       11011991     3/31/04    4,574,486    2,524,087    1,216,213
USX Corporation                     A-4                 -          503            -            -
Western Bulk Carriers               A-2                 -      493,702       53,588            -
Western Bulk Carriers               A-3                 -      591,861      115,084            -
Western Bulk Carriers               A-4           2/28/03      336,738      117,858            -
Warehouse                                   -           -    1,788,485            -            -
                                                           -----------  -----------  -----------

 Total                                      -           -  $51,726,952  $23,913,730  $22,382,964
                                                           ===========  ===========  ===========

                                   EXHIBIT 23

               Consent of Independent Certified Public Accountants

We consent to the incorporation by reference in this Annual Report (Form 10-K) of AFG Investment Trust C of our report dated March 26, 2002, on the financial statements of AFG Investment Trust C, included in the 2001 Annual Report to the Participants of AFG Investment Trust C.

                              /s/  ERNST  &  YOUNG  LLP


Tampa,  Florida
March  26,  2002

SCHEDULE  14  D  (i)












                       MILPI HOLDINGS, LLC AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

















                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Description                                                                       Page
--------------------------------------------------------------------------------  ----

Independent Auditors' Report                                                         2

Consolidated Balance Sheet as of December 31, 2001                                   3

Consolidated Statement of Operations  for the period February 7, 2001
  (Date of Inception) through December 31, 2001                                      4

Consolidated Statement of Shareholders'  Equity  for the period February 7, 2001
  (Date of Inception) through December 31, 2001                                      5

Consolidated Statement of Cash Flows  for the period February 7, 2001
  (Date of Inception) through December 31, 2001                                      6

Notes to Consolidated Financial Statements                                           7

INDEPENDENT  AUDITORS'  REPORT





The  Board  of  Directors  and  Members
MILPI  Holdings,  LLC:

We have audited the accompanying consolidated balance sheet of MILPI Holdings, LLC, a Delaware limited liability company, and subsidiary (the "Company") as of December 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the period February 7, 2001 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the period February 7, 2001 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte  &  Touche  LLP


Certified  Public  Accountants

Tampa,  Florida
March  12,  2002


























                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                 (in thousands of dollars, except share amounts)


ASSETS

Cash and cash equivalents                                             $14,037
Receivables, net of allowance for doubtful accounts of $45                 39
Receivables from affiliates                                               951
Equity interest in affiliates                                          20,948
Assets Held for Sale                                                        -
Restricted cash and cash equivalents                                       75
Other assets, net                                                       2,759
Goodwill, net of accumulated amortization of $765                       4,590
                                                                      -------
      Total assets                                                    $43,399
                                                                      ========

LIABILITIES

Payables and other liabilities                                        $ 5,702
Deferred income taxes                                                   9,751
                                                                      -------
     Total liabilities                                                 15,453
                                                                      -------

Minority interest                                                       3,029
                                                                      -------

Commitments and contingencies

SHAREHOLDERS'  EQUITY
Common stock ($0.01 par value, 20 shares authorized and outstanding)        -
Paid-in capital, in excess of par                                      21,970
Retained earnings                                                       2,947
                                                                      -------
     Total shareholders' equity                                        24,917
                                                                      -------
     Total liabilities, minority interest and shareholders' equity    $43,399
                                                                      ========

















       See accompanying notes to these consolidated financial statements.

                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD  FEBRUARY 7, 2001 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2001
                            (in thousands of dollars)





REVENUES
Operating lease income                          $   472
Management fees                                   5,217
Partnership interests and other fees              1,716
Acquisition and lease negotiation fees            2,032
Loss on disposition of assets, net                  (91)
Other                                             1,030
                                                 -------
  Total revenues                                 10,376
                                                 -------

EXPENSES
Operations support                                  800
Impairment of investment in managed programs        511
Depreciation and amortization                     1,255
General and administrative                        3,290
                                                 -------
  Total costs and expenses                        5,856
                                                 -------

          Operating Income                        4,520

Interest expense                                     (6)
Interest income                                     384
Other income, net                                    89
                                                 -------
  Income before income taxes                      4,987

Provision for income taxes                        1,611
Minority interest                                   429
                                                 -------

  Net income                                    $ 2,947
                                                ========

  Net income per weighted-average common share
  outstanding                                   $   147
                                                ========












       See accompanying notes to these consolidated financial statements.

                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE PERIOD  FEBRUARY 7, 2001 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2001
                            (in thousands of dollars)


                               Common   Additional        Retained
                               Stock    Paid in Capital   Earnings   Total
                               -------  ----------------  ---------  -------
 Balance at February 7, 2001   $     -  $         21,776  $       -  $21,776

   Capital contribution              -               194          -      194

   Net income                        -                 -      2,947    2,947
                               -------  ----------------  ---------  -------

 Balance at December 31, 2001  $     -  $         21,970  $   2,947  $24,917
                               ========  ===============  =========  ========































            See  accompanying  notes to these consolidated financial statements.

                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE PERIOD FEBRUARY 7, 2001 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2001
                            (in thousands of dollars)



CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                 $ 2,947
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
  Depreciation and amortization                              1,255
  Compensation expense related to variable stock options       315
  Loss on disposition of assets, net                            91
  Partnership interests and other fees                      (1,716)
  Impairment of investment in managed programs                 511
  Minority interest                                            429
Changes in assets and liabilities:
  Increase in deferred income taxes                            867
  Decrease in payables and other liabilities                (9,484)
  Decrease in receivables and receivables from affiliates    1,576
  Increase in other assets                                    (176)
                                                           --------
    Net cash used in operating activities                   (3,385)
                                                           --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Cash distribution from managed programs                      1,591
Loans made to affiliates                                    (5,500)
Repayment of loans made to affiliates                        5,500
Purchase of property, plant and equipment                      (71)
Proceeds of sale of equipment for lease                        313
Proceeds from the sale of assets held for sale              10,250
Decrease in restricted cash                                  1,673
                                                           --------
    Net cash provided by investing activities               13,756
                                                           --------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Capital contribution                                           194
Redemption of stock options                                   (919)
                                                           --------
    Net cash used in financing activities                     (725)
                                                           --------

Net increase in cash and cash equivalents                    9,646
Cash and cash equivalents at beginning of period             4,391
                                                           --------
Cash and cash equivalents at end of period                 $14,037
                                                           ========


SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                   $     6
                                                           ========
Cash paid during the period for income taxes               $ 6,216
                                                           ========



       See accompanying notes to these consolidated financial statements.

     MILPI  HOLDINGS,  LLC  AND  SUBSIDIARY
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

BACKGROUND

MILPI Holdings, LLC ("MILPI" or the "Company") was formed on December 12, 2000, under the laws of the state of Delaware and is governed by its Operating
Agreement, dated December 13, 2000. There were no activities of MILPI from December 12, 2000 through February 7, 2001. MILPI was created by four separate trusts (AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C and AFG Investment Trust D, collectively the "Trusts") for the purpose of acquiring PLM International, Inc. and subsidiaries ("PLM"). PLM is an equipment management company and operates in one business segment, the leasing of transportation equipment and the creation of equipment-leasing solutions for domestic and international customers.

On February 7, 2001 ("Date of Inception"), MILPI Acquisition Corp. ("MAC"), a wholly-owned subsidiary of MILPI, closed on a Tender Offer ("Tender Offer") to purchase all of the outstanding shares of PLM for a cash price of approximately $21.8 million, resulting in goodwill of approximately $5.8 million. The $21.8 million of cash used in the Tender Offer was contributed by the Trusts and represents their initial capital contribution. MAC acquired 83% of the common shares outstanding of PLM through the Tender Offer. On February 6, 2002, MAC completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common shares and by effecting a merger of MAC into PLM, under Delaware law. Concurrent with the completion of the merger, PLM ceased to be publicly traded. PLM's shareholders approved the merger pursuant to a special shareholders' meeting.

The acquisition of the stock of PLM was accounted for as a business combination in accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"). In accordance with APB No. 16, the Company allocated the total purchase price to the assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. There are no contingencies or other matters that could materially affect the allocation of the purchase cost.

The Company's consolidated balance sheet, reflecting the above business combination, as of February 7, 2001 was as follows (in thousands of dollars):

ASSETS
Cash and cash equivalents                                             $ 4,391
Restricted cash and cash equivalents                                    1,748
Receivables                                                             1,222
Receivables from affiliates                                             1,344
Equity interest in affiliates                                          21,334
Assets held for sale                                                   10,250
Other assets                                                            3,406
Goodwill                                                                5,840
                                                                      -------
   Total assets                                                       $49,535
                                                                      =======

LIABILITIES
Payables and other liabilities                                        $16,275
Deferred income taxes                                                   8,884
                                                                      -------
   Total liabilities                                                   25,159

Minority interest                                                       2,600

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value, 20 shares authorized and outstanding)        -
Paid-in capital, in excess of par                                      21,776
                                                                      -------
  Total liabilities, minority interest and shareholders' equity       $49,535
                                                                      =======



The  Company's  fiscal  year  end  is  December  31.


     MILPI  HOLDINGS,  LLC  AND  SUBSIDIARY
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION

Investments for which the Company has less than a 50% ownership interest are accounted for using the equity method. All significant intercompany transactions among the consolidated group have been eliminated.

The Company has recorded a minority interest in the Company's consolidated balance sheet as of December 31, 2001 to reflect the ownership of PLM's common shares that were not tendered.

ESTIMATES

These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT IN AND MANAGEMENT OF EQUIPMENT GROWTH FUNDS, OTHER LIMITED PARTNERSHIPS, PRIVATE PLACEMENT PROGRAMS AND LIMITED LIABILITY COMPANY

PLM earns revenues in connection with the management of limited partnerships and private placement programs. Equipment acquisition and lease negotiation fees are earned through the purchase and initial lease of equipment, and are recognized as revenue when PLM completes all of the services required to earn the fees, typically when binding commitment agreements are signed.

Management fees are earned for managing the equipment portfolios and administering investor programs as provided for in various agreements, and are recognized as revenue over time as they are earned.

As compensation for organizing a partnership investment program, PLM was granted an interest (between 1% and 5%) in the earnings and cash distributions of the program, in which PLM Financial Services, Inc. ("FSI"), a wholly owned subsidiary of PLM, is the General Partner. PLM recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the programs' gross income allowed under the respective partnership agreements.

From May 1995 through May 1996, Professional Lease Management Income Fund I, LLC ("Fund I"), a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to PLM for the organization and syndication of interests, the acquisition of equipment, the negotiation of leases for equipment, or the placement of debt. PLM funded the costs of organization, syndication, and offering through the use of operating cash and has capitalized these costs as its investment in Fund I. PLM has equity interest of 15% for its contribution to the program. Costs funded in excess of its 15% interest are considered goodwill and are amortized through the end of the program.

In return for its investment, PLM is entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. PLM's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. PLM is entitled to monthly fees for equipment management services and reimbursement for providing certain administrative services.

The Company is entitled to reimbursement from the investment programs for providing certain administrative services.






     MILPI  HOLDINGS,  LLC  AND  SUBSIDIARY
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121"), the Company reviews the carrying value of its investments whenever circumstances indicate that the carrying value may not be recoverable. If projected undiscounted future cash flows are lower than the carrying value of its equity interest in affiliates, a loss on revaluation is recorded. During the period February 7, 2001 (Date of Inception) through December 31, 2001, the Company recorded an impairment of $511,000 on its equity interest in affiliates due to a change in market conditions, primarily in the airline industry, after the events of September 11, 2001.

RESTRICTED  CASH  AND  CASH  EQUIVALENTS

The Company considers highly liquid investments readily convertible into known amounts of cash with original maturities of 90 days or less as cash equivalents.

Restricted cash consists of bank accounts and short-term investments that are primarily subject to withdrawal restrictions per loan and other legally binding agreements.

OTHER  ASSETS

Other assets include loan fees, which are amortized under the effective interest method over the life of the related loan.

GOODWILL

Goodwill of approximately $5.8 million was originally recorded in conjunction with the acquisition of 83% of the common stock of PLM. This goodwill included approximately $2.0 million of total costs estimated for severance of PLM employees and relocation costs in accordance with management's formal plan to involuntarily terminate employees, which plan was developed in conjunction with the acquisition. During the fourth quarter of 2001, the estimates for severance and relocation costs were reduced by $0.5 million based on actual costs incurred related to these activities and, therefore, total goodwill was reduced by $0.5 million. Goodwill is amortized using the straight-line method over the estimated life of PLM, which is 7 years.

INCOME  TAXES

MILPI is a partnership for tax purposes and as such is not taxed on its operations. MAC and PLM are C corporations, which recognize income tax expense using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.


Deferred income taxes arise primarily because of differences in the timing of reporting equipment depreciation, partnership income, and certain accruals for financial statement and income tax reporting purposes.

NEW  ACCOUNTING  PRONOUNCEMENTS

On June 29, 2001, SFAS No. 141, "Business Combinations" ("SFAS No. 141"), was approved by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets with indefinite lives will remain on the balance sheet and not be amortized. The Company implemented SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not have an impact on the results of operations or financial position of the Company.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and has not yet determined the impact, if any, this statement will have on its financial position or results of operations.


                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Company's earnings or financial position.

2.     ASSETS  HELD  FOR  SALE

As of February 7, 2001, the Company had $10.3 million in marine containers classified as assets held for sale. During 2001, the Company sold these marine containers to affiliated programs at cost, which approximated their fair market value.

As  of  December  31,  2001,  the  Company  had  no  assets  held  for  sale.

3.     EQUITY  INTEREST  IN  AFFILIATES

FSI is the General Partner or manager of 10 investment programs. Distributions of the programs are allocated as follows: 99% to the limited partners and 1% to the General Partner in PLM Equipment Growth Fund (EGF) I and PLM Passive Income Investors 1988-II; 95% to the limited partners and 5% to the General Partner in EGFs II, III, IV, V, VI, and PLM Equipment Growth & Income Fund VII (EGF VII); and 85% to the members and 15% to the manager in Fund I. PLM's interest in the cash distributions of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Net income is allocated to the General Partner subject to certain allocation provisions. FSI also receives a management fee on a per car basis at a fixed rate each month, plus an incentive management fee equal to 15% of "Net Earnings" over $750 per car per quarter from Covered Hopper Program 1979-1.

Most of the investment program agreements contain provisions for special allocations of the programs' gross income.

While none of the partners or members, including the General Partner and manager, are liable for program borrowings, and while the General Partner or manager maintains insurance against liability for bodily injury, death, and property damage for which an investment program may be liable, the General Partner or manager may be contingently liable for nondebt claims against the program that exceed asset values.

The summarized combined financial data for FSI's affiliates, in which FSI is the General Partner or manager, as of and for the period February 7, 2001 (date of inception) through December 31, 2001 is as follows (in thousands of dollars):

  Total assets            $229,358
       Total liabilities  $ 67,579
      Partners' equity    $161,779

     Total revenues       $ 91,085
      Total expenses      $ 70,688
      Net income          $ 20,397









                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     OTHER  ASSETS,  NET

Other assets, net, consists of the following as of December 31, 2001 (in thousands of dollars):

Cash surrender value of officers' life insurance policies  $2,343
Commercial and industrial equipment, net                      178
Prepaid expenses, deposits and other                          153
Furniture, fixtures, and equipment, net of accumulated
  depreciation of $1,071                                       85
                                                           ------
    Total other assets, net                                $2,759
                                                           ======


5.     WAREHOUSE  CREDIT  FACILITY

In April 2001, PLM entered into a $15.0 million warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Fund I, LLC, that allows PLM to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by PLM. All borrowings under this facility are guaranteed by PLM. This facility provides for financing up to 100% of the cost of the asset. Interest accrues at prime or LIBOR plus 200 basis points, at the option of PLM. Borrowings under this facility may be outstanding up to 270 days. This facility was amended in December 2001 to lower the amount available to be borrowed to $10.0 million. This facility expires in April 2002. All borrowings must be repaid upon the expiration of this facility. PLM believes it will be able to extend the facility with similar terms upon the facility's expiration. As of December 31, 2001, PLM had no borrowings outstanding under this facility and there were no borrowings outstanding under this facility by any other eligible borrower.

6.     INCOME  TAXES

The provision for income taxes attributable to income from operations consists of the following (in thousands of dollars):

          Federal   State   Total
          --------  ------  ------
Current   $    551  $  193  $  744
Deferred       705     162     867
          --------  ------  ------
Total     $  1,256  $  355  $1,611
          ========  ======  ======


Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed.

The difference between the effective rate and the expected federal statutory rate is reconciled below:

Federal statutory tax expense rate          34%
State income tax rate                        5
Income reportable at the partnership level  (7)
                                            ---
    Effective tax expense rate              32%
                                            ===



There are no net operating loss carryforwards for federal income tax purposes of alternative minimum tax credit carryforwards as of December 31, 2001.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities as of December 31 are presented below (in thousands of dollars):






                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax assets from continuing operations:
  Partnership Organization and Syndication costs  $ 8,300
  Federal benefit of state taxes                      735
  Other                                               329
                                                  --------
    Total gross deferred tax assets                 9,364
                                                  --------
  Less valuation allowance                         (8,594)
                                                  --------
  Net deferred tax assets                             770


Deferred tax liabilities:
  Partnership interests                            10,520
  Other                                                 1
                                                  --------
    Total deferred tax liabilities                 10,521
                                                  --------

      Net deferred tax liabilities                  9,751

    Total net deferred tax liabilities              9,751
                                                  ========


Management has reviewed all established interpretations of items reflected in its consolidated tax returns and believes that these interpretations require valuation allowances as described in SFAS No. 109, "Accounting for Income Taxes". The valuation allowance contained in the 2001 deferred tax account includes items that may result in future capital losses.

See  discussion  in  Note  7  relative  to  an  Internal  Revenue Service audit.


7.     COMMITMENTS  AND  CONTINGENCIES

LITIGATION

Two class action lawsuits which were filed against PLM and various of its wholly owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter 2001.

The named plaintiffs were individuals who invested in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI, and PLM Equipment Growth & Income Fund VII (the Partnerships), each a California limited partnership for which FSI acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Partnerships, and concealing such mismanagement from investors in the Partnerships. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

In February 1999, the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has run.




                    MILPI  HOLDINGS,  LLC  AND  SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million deposited by PLM and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLM's share was approximately $0.3 million) was paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV, (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; except for Fund IV, (d) a one-time purchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit at September 30, 2000; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI and VII voting against such amendments and after final approval of the settlement, each of such Fund's limited partnership agreement was amended to reflect these changes. During the fourth quarter of 2001, the respective Funds repurchased limited partnership units from those equitable class members who submitted timely requests for repurchase.

PLM is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Company.

LEASE  AGREEMENTS

PLM and its subsidiaries have entered into operating leases for office space. PLM's total net rent expense was $0.4 million in 2001. The portion of rent expense related to its principal office, net of sublease income of $0.4 million was $0.3 million in 2001. The remaining rent expense was related to other office space and rental yard operations.

Annual lease commitments for all of PLM's locations total $0.3 million in 2002 and 2003, $0.2 million in 2004 and $0.1 million in 2005.

CORPORATE  GUARANTEE

As of December 31, 2001, PLM had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which PLM has a 10% ownership interest.

EMPLOYMENT  AGREEMENTS

PLM entered into employment agreements with five individuals that require PLM to pay severance to these individuals up to two years of their base salaries and benefits if their employment is terminated after a change in control as defined in the employment agreement. As of December 31, 2001, the total future contingent liability for these payments was $0.2 million.

WAREHOUSE  CREDIT  FACILITY

See  Note  5  for  discussion  of  PLM's  credit  warehouse  facility.

INTERNAL  REVENUE  SERVICE  AUDIT

In March 2001, the Internal Revenue Service notified PLM that it would conduct an audit of certain Forms 1042, Annual Withholding Tax Return for U.S. Source Income of Foreign Persons. The audit relates to payments to unrelated foreign entities made by two partnerships in which PLM formerly held interests as the 100% direct and
                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indirect owner. One partnership's audit relates to Forms 1042 for the years 1997, 1998 and 1999, while the other partnership's audit relates to Forms 1042 for the years 1998 and 1999. The audits remain pending, with the Internal Revenue Service presently reviewing documents and information provided to it by PLM. The Internal Revenue Service has not proposed any adjustments to the Forms 1042,and management believes that the withholding tax returns will be accepted as filed. If the withholding tax returns are not accepted as filed by the Internal Revenue Service, the recipient foreign entities are legally obligated to indemnify PLM for any losses. If the withholding tax returns are not accepted as filed by the Internal Revenue Service, and the recipient foreign entities do not honor the indemnification, the Company's financial condition, results of operations, and liquidity would be materially impacted.

OTHER

PLM has life insurance policies on certain current and former employees, which had a $2.3 million cash surrender value as of December 31, 2001 and are included in other assets.


8.     PROFIT  SHARING,  401(K)  PLAN  AND  STOCK  OPTION  PLANS

The PLM Profit Sharing and 401(k) Plan (the "Plan") provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code. The Plan is a contributory plan available to essentially all full-time employees of PLM in the United States. In 2001, PLM employees who participated in the Plan could elect to defer and contribute to the trust established under the Plan up to 9% of pretax salary or wages up to $10,500. PLM matched up to a maximum of $4,000 of PLM employees' 401(k) contributions in 2001 to vest in four equal installments over a four-year period. The Company's total 401(k) contributions, net of forfeitures, were $0.1 million for 2001.

Profit-sharing contributions are allocated equally among the number of eligible Plan participants. There was no profit-sharing contributions accrued in 2001.

PLM had two nonqualified stock option plans that reserved up to 780,000 shares of PLM's common stock for key employees and directors. Under these plans, the price of the shares issued under an option must be at least 85% of the fair market value of the PLM common stock at the date of grant. Vesting of the options granted under these plans occurred in three equal installments of 33.3% per year, initiating from the date of the grant. Prior to the completion of the Tender Offer by MAC, PLM's Board of Directors voted to immediately vest all options outstanding under these plans. As of December 31, 2001, grants could no longer be made under either the employee or directors' plan.

In May 1998, PLM's Board of Directors adopted the 1998 Management Stock Compensation Plan, which reserved 800,000 shares (in addition to the 780,000 shares above) of PLM's common stock for issuance to certain management and key employees of PLM upon the exercise of stock options. The completion of the Tender Offer by MAC in February 2201 was deemed a change in control in accordance with the terms of the 1998 Management Stock Compensation Plan and all options that had been granted immediately vested.

In  February  2000,  PLM's  Board of Directors adopted the 2000 Management Stock
Compensation Plan, which reserved 70,000 shares with respect to which options may be granted under the 2000 Directors' Plan. In February 2000, each non-employee director of PLM was granted an option to purchase 8,000 shares of common stock under this Plan. Prior to completion of the Tender Offer by MAC, PLM's Board of Directors voted to immediately vest all options outstanding under this plan.

Concurrent with the completion of the Tender Offer by MAC in February 2001, PLM redeemed all vested options currently outstanding. PLM paid the difference between the grant price of the option and $3.46 (the amount offered for PLM shares in the Tender Offer). The total cash paid to redeem all outstanding options was $0.9 million.

As of December 31, 2001, the 1998 Management Stock Compensation Plan and the 2000 Management Stock Compensation Plan continued to be in effect. There were no options outstanding under either of these plans at December 31, 2001.

                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     TRANSACTIONS  WITH  AFFILIATES

In addition to various fees payable to PLM or its subsidiaries, the affiliated programs reimburse PLM for certain expenses, as allowed in the program agreements. Reimbursed expenses totaling $1.8 million in 2001 have been recorded as reductions of operations support or general and administrative expenses. Outstanding amounts are paid under normal business terms. As of December 31, 2001, the Company had receivables from affiliates of $1.0 million, which represented unpaid management fees.

10.     RISK  MANAGEMENT

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables from affiliated entities.

The Company places its temporary cash investments with financial institutions and other creditworthy issuers and limits the amount of credit exposure to any one party. The Company's involvement with the management of the receivables from affiliated entities limits the credit exposure from affiliated entities.

In 2001, Professional Lease Management Fund 1, LLC, PLM Equipment Growth Fund VI and PLM Equipment Growth and Income Fund VII, accounted for 26% of total revenues. No other customer accounted for over 10% of revenue in 2001.

As of December 31, 2001, management believes the Company had no other significant concentrations of credit risk that could have a material adverse effect on the Company's business, financial condition, or results of operations.

11.     GEOGRAPHIC  INFORMATION

All of the Company's revenues for the period from February 7, 2001 (date of inception) through December 31, 2001 were recognized from entities domiciled in the United States and all of the Company's long-lived assets are located in the United States.

12.  ESTIMATED  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature.

13.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the period February 7, 2001 (date of inception) through December 31, 2001(in thousands of dollars):

                                                           March   June    September   December   Total
                                                              31,     30,         30,        31,
                                                           ------  ------  ----------  ---------  -------
Revenue                                                    $2,077  $2,406  $    3,600  $   2,293  $10,376


Net income                                                 $  775  $  824  $    1,275  $      73  $ 2,947


Net income per weighted-average common share outstanding:  $   39  $   40  $       64  $       4  $   147



In the third quarter of 2001, PLM earned acquisition and lease negotiation fees of $1.8 million, which resulted in after-tax net income of $1.1 million.



                       MILPI HOLDINGS, LLC AND SUBSIDIARY
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

14.     SUBSEQUENT  EVENTS

On February 6, 2002, MILPI completed its acquisition of PLM through the acquisition of the remaining 17% of the outstanding PLM common shares and by effecting a merger of PLM into MAC. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting. The remaining interest was purchased for approximately $4.4 million. Concurrent with the completion of the merger, PLM ceased to be publicly traded.

On February 11, 2002, the Company entered into separate promissory notes with AFG Investment Trusts C and D, both shareholders in MILPI, loaning those entities an aggregate of $1.3 million. The loans are unsecured and have a term of 364 days. Interest accrues at LIBOR plus 200 basis points.

On March 12, 2002, the Company declared and paid a cash dividend of approximately $2.7 million to its shareholders, the Trusts.

SCHEDULE 14 D (ii)







                                EFG KIRKWOOD LLC

       Financial Statements as of and for the year ended December 31, 2000

                                   (Unaudited)

                                       12
                                EFG KIRKWOOD LLC

                          Index to Financial Statements

                                   (Unaudited)







                                                              Page
                                                              ----

Statement of Financial Position at December 31, 2000 . . . .     3

Statement of Operations for the year ended December 31, 2000     4

Statement of Changes in Members' Capital for the year ended
  December 31, 2000. . . . . . . . . . . . . . . . . . . . .     5

Statement of Cash Flows for the year ended December 31, 2000     6

Notes to the financial statements. . . . . . . . . . . . . .     7

Supplemental information . . . . . . . . . . . . . . . . . .    13



























                                EFG KIRKWOOD LLC

                         STATEMENT OF FINANCIAL POSITION
                                December 31, 2000

                                   (Unaudited)








ASSETS

Advances to and membership interests in:
  Mountain Resort Holdings LLC . . . . .  $7,278,091
  Mountain Springs Resort LLC. . . . . .   1,008,477
                                          ----------

  Total assets . . . . . . . . . . . . .  $8,286,568
                                          ==========

LIABILITIES AND MEMBERS' EQUITY

Interest payable . . . . . . . . . . . .  $    8,567
Note payable . . . . . . . . . . . . . .     197,696
                                          ----------

  Total liabilities. . . . . . . . . . .     206,263
                                          ----------

Members' equity:
  Class A. . . . . . . . . . . . . . . .   8,080,305
  Class B. . . . . . . . . . . . . . . .          --
                                          ----------

  Total members' equity. . . . . . . . .   8,080,305
                                          ----------

  Total liabilities and members' equity.  $8,286,568
                                          ==========














    The accompanying notes are an integral part of the financial statements.

                                EFG KIRKWOOD LLC

                             STATEMENT OF OPERATIONS
                      For the year ended December 31, 2000

                                   (Unaudited)








Income (loss) from membership interests in:
  Mountain Resort Holdings LLC. . . . . . .  $    45,197
  Mountain Springs Resort LLC . . . . . . .   (2,373,950)
                                             ------------

Loss from equity membership interests . . .   (2,328,753)

Interest expense. . . . . . . . . . . . . .        8,567
                                             ------------

Net loss. . . . . . . . . . . . . . . . . .  $(2,337,320)
                                             ============




























    The accompanying notes are an integral part of the financial statements.

                                EFG KIRKWOOD LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                      For the year ended December 31, 2000

                                   (Unaudited)








                                               Class A       Class B     Total
                                               ------------  ----------  ------------

Members' capital at January 1, 2000 . . . . .  $ 6,700,000   $ 531,110   $ 7,231,110

Members' capital contributions. . . . . . . .    3,186,515          --     3,186,515

Net loss for the year ended December 31, 2000   (1,806,210)   (531,110)   (2,337,320)
                                               ------------  ----------  ------------

Members' capital at December 31, 2000 . . . .  $ 8,080,305   $      --   $ 8,080,305
                                               ============  ==========  ============




























    The accompanying notes are an integral part of the financial statements.

                                EFG KIRKWOOD LLC

                             STATEMENT OF CASH FLOWS
                      For the year ended December 31, 2000


                                   (Unaudited)






Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,337,320)
Adjustments to reconcile net loss to net cash from operations:
    (Income) loss from membership interests in:
    Mountain Resort Holdings LLC. . . . . . . . . . . . . . . .      (45,197)
    Mountain Springs Resort LLC . . . . . . . . . . . . . . . .    2,373,950
  Changes in assets and liabilities:
    Increase in interest payable, net . . . . . . . . . . . . .        8,567
                                                                 ------------

Net cash from operations. . . . . . . . . . . . . . . . . . . .           --
                                                                 ------------

Cash flows used in investing activities:
  Purchase of membership interests in:
    Mountain Resort Holdings LLC. . . . . . . . . . . . . . . .     (894,756)
    Mountain Springs Resort LLC . . . . . . . . . . . . . . . .   (1,700,000)
  Advances to Mountain Springs Resort LLC . . . . . . . . . . .   (1,000,000)
                                                                 ------------

    Net cash used in investing activities . . . . . . . . . . .   (3,594,756)
                                                                 ------------

Cash flows provided by (used in) financing activities:
  Distributions . . . . . . . . . . . . . . . . . . . . . . . .      210,545
  Increase in note payable. . . . . . . . . . . . . . . . . . .      408,241
  Payment of note payable . . . . . . . . . . . . . . . . . . .     (210,545)
  Members' capital contributions. . . . . . . . . . . . . . . .    3,186,515
                                                                 ------------

    Net cash provided by financing activities . . . . . . . . .    3,594,756
                                                                 ------------

Net change in cash and cash equivalents . . . . . . . . . . . .           --
Cash and cash equivalents at beginning of year. . . . . . . . .           --
                                                                 ------------

Cash and cash equivalents at end of year. . . . . . . . . . . .  $        --
                                                                 ============

Other non-cash activities:
---------------------------------------------------------------
Interest earned on convertible debentures (Note 3). . . . . . .  $    26,278
Principal on convertible debentures (Note 3). . . . . . . . . .  $ 1,000,000
Conversion of principal and accrued, but unpaid,
  interest on convertible debentures to equity interests
  in Mountain Resort Holdings LLC (Note 3). . . . . . . . . . .  $(1,059,125)
Interest earned on notes receivable (Note 4). . . . . . . . . .  $    19,259





    The accompanying notes are an integral part of the financial statements.

                                EFG KIRKWOOD LLC
                        Notes to the financial statements

                                December 31, 2000

                                   (Unaudited)



NOTE  1  -  ORGANIZATION

EFG Kirkwood LLC (the Company) was formed on December 2, 1998, as a Delaware limited liability company. The Company's operations commenced on June 10, 1999.

The Company has two classes of membership interests identified as Class A and Class B. The Class A members consist of AFG Investment Trust A, AFG Investment
Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the AFG Trusts). The Class B member is Semele Group Inc. The collective voting interests of the Class A members are equal to the voting interests of the Class B member; however, the Class A interest holders are entitled to certain preferred returns prior to the payment of Class B cash distributions. The manager of the Company is AFG ASIT Corporation, which also is the Managing
Trustee of the AFG Trusts. (See "Note 5 - Related Party Transactions" herein for additional information concerning the equity relationships of the Company's members.)

At December 31, 2000, the Company owned approximately 38% of the Series B preferred member interests and the Series A common member interests of Mountain Resort Holdings LLC, and 50% of the common member interests of Mountain Springs Resort LLC. The Company has no business activities other than through its membership interests in Mountain Resort Holdings LLC and Mountain Springs Resort LLC (hereinafter, collectively referred to as the Resorts).

Mountain  Resort  Holdings  LLC
-------------------------------
Mountain Resort Holdings LLC, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. (See Note 4.)

Mountain  Springs  Resort  LLC
------------------------------
Mountain Springs Resort LLC, through its wholly owned subsidiary, Durango Resort LLC, owns 80% of the common member interests and 100% of the Class B preferred member interests of DSC/Purgatory LLC, which owns and operates the Purgatory Ski resort in Durango, Colorado. (See Note 4.)

NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates
------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures contained in the financial statements. Actual results could differ from those estimates and changes in such estimates could affect amounts reported in future periods and could be material.

Cash  and  Cash  Equivalents
----------------------------
The Company does not maintain a cash account at any bank or financial institution. All cash transactions involving the Company were funded directly by the Company's members on the Company's behalf.

Revenue  Recognition
--------------------
The Company accounts for its membership interests in the Resorts using the equity method of accounting. Under the equity method of accounting, the carrying value of the Company's membership interests are (i) increased or decreased to reflect the Company's share of income or loss from the Resorts and (ii) decreased to reflect any cash distributions paid by the Resorts to the Company.

Allocation  of  Profits  and  Losses
------------------------------------
Profits and losses of the Company are allocated consistent with the economic priorities of the Company's members relative to one another. The Company's operating agreement provides that cash distributions to the Class B member are subordinate to Class A Payout. (Class A Payout means the first time that the Class A members shall have been paid a cash return equal to all of their original capital contributions plus a yield of 12% per annum, subject to certain adjustments, compounded annually.) Accordingly, the Company's cumulative losses have been allocated first to the Class B member up to the amount of the its original capital contribution of $750,000. Cumulative losses in excess of $750,000 have been allocated to the Class A members in proportion to their respective interests in aggregate Class A equity.

Future net income or net loss, as the case may be, will be allocated first to the Class A members until they reach Payout, as defined. Neither the Class B nor the Class A members are required to make any additional capital contributions to the Company under the terms of the Company's operating agreement.

Income  Taxes
-------------
No provision for federal or state income taxes has been provided for the Company, as the liability for such income taxes is the obligation of the Company's members.

NOTE  3  -  CONVERTIBLE  DEBENTURES

On June 10, 1999, the Company purchased $1,000,000 of convertible debentures from Kirkwood Associates, Inc. The debentures earned interest at the annual rate of 6.5%, compounded quarterly, and permitted the Company to convert both principal and accrued, but unpaid, interest into shares of common stock in Kirkwood Associates, Inc. at a defined conversion rate. On April 30, 2000, the Company elected to convert all of the principal and accrued, but unpaid, interest under the debentures ($1,059,125) into 962,841 shares of common stock in Kirkwood Associates, Inc. (See Note 4.)


NOTE 4 - ADVANCES TO AND MEMBERSHIP INTERESTS IN MOUNTAIN RESORT HOLDINGS LLC AND MOUNTAIN SPRINGS RESORT LLC

Mountain  Resort  Holdings  LLC
-------------------------------

The Company's membership interests in Mountain Resort Holdings LLC were obtained as a result of the recapitalization of Kirkwood Associates, Inc. on April 30, 2000. Under the recapitalization plan, the net assets of Kirkwood Associates, Inc., excluding certain tax liabilities, were contributed to Mountain Resort Holdings LLC and the stockholders of Kirkwood Associates, Inc. exchanged their capital stock for membership interests in Mountain Resort Holdings LLC.

At December 31, 2000, the Company owned approximately 38% of the Series A common membership interests and the Series B preferred membership interests of Mountain Resort Holdings LLC. At December 31, 1999, the Company owned approximately 16% of the common equity and 71% of the preferred equity of Kirkwood Associates, Inc. The increase in the Company's common equity interests from 16% in 1999 to 38% in 2000 resulted from: (i) additional common equity purchases made by the Company in 2000, (ii) the exchange of certain of the Company's preferred equity interests for additional common interests in 2000, and (iii) equity interests obtained from converting the debentures discussed in Note 3 herein. The decrease in the Company's preferred equity interests from 71% in 1999 to 38% in 2000 resulted from the exchange of a portion of the Company's preferred equity interests for common equity interests, as just described. These purchase and exchange transactions were made in connection with the recapitalization of Kirkwood Associates, Inc. and were intended to result in the Company owning approximately equal percentages of common and preferred equity interests in Mountain Resort Holdings LLC immediately following the recapitalization.

The Company purchased its initial equity interests in Kirkwood Associates, Inc. on June 10, 1999 at a discount to book value of approximately $3,329,000. On April 30, 2000, the Company completed certain additional equity transactions in connection with the recapitalization of Kirkwood Associates, Inc. These transactions caused the net purchase discount to be reduced to approximately $2,812,000, such amount representing the net amount by which the Company's share of the net equity reported by Mountain Resort Holdings LLC exceeded the purchase price paid by the Company for such interests. This difference is being treated, over an amortization period of 13 years, as a reduction to the depreciation expense recorded by Mountain Resort Holdings LLC. The amortization period represents the weighted average estimated useful life of the long-term assets owned by Mountain Resort Holdings LLC. For the year ended December 31, 2000, the Company recognized net income of $45,197 from Mountain Resort Holdings LLC, including $227,629 of depreciation expense reduction.

A summary of the Company's membership interest in Mountain Resort Holdings LLC at December 31, 2000 is presented in the table below.


Membership interests at January 1, 2000 . . . . . .  $  6,548,683
Capital contributions                                     486,515
Purchase of additional member interest                    408,241
Net income for the year ended December 31, 2000 (1)        45,197
Distributions (April 30, 2000). . . . . . . . . . .      (210,545)
                                                     -------------

Membership interests at December 31, 2000 . . . . .  $  7,278,091
                                                     =============



The table below provides summarized financial data for Mountain Resort Holdings LLC as of December 31, 2000 and for the year then ended.

Amounts  presented  in  thousands  (000's  omitted):

Total assets . . . . . . . . . . . . . . . . .  $48,622
Total liabilities. . . . . . . . . . . . . . .  $23,045
Total equity . . . . . . . . . . . . . . . . .  $25,577

Total revenues . . . . . . . . . . . . . . . .  $28,338
Total operating and other income and expenses.  $26,914
Net income (1) . . . . . . . . . . . . . . . .  $ 1,424



(1) The Company's allocated share of the net income of Mountain Resort Holdings LLC for 2000 was determined based upon its common and preferred equity interests in Mountain Resort Holdings LLC during the year. From January 1, 2000 to April 30, 2000, the Company owned approximately 71% of the outstanding preferred equity interests and 16% of the outstanding common equity interests of Mountain Resort Holdings LLC. After the recapitalization on April 30, 2000, discussed above, the Company held approximately 38% of both the outstanding preferred and common equity interests of Mountain Resort Holdings LLC. The Company's allocated share of the net income or loss of the resort is influenced principally by the Company's percentage share of the outstanding common interests of the resort. Consequently, the Company was allocated a larger share of the net income or loss of Mountain Resort Holdings LLC during the period May 1, 2000 to December 31, 2000 (approximately 38%) compared to the period January 1, 2000 to April 30, 2000 (approximately 16%). The period from January 1 to April 30 is generally considered peak season for U.S. based ski resorts. During the period January 1, 2000 to April 30, 2000, Mountain Resort Holdings LLC reported net income of approximately $3.5 million compared to a net loss of approximately $2.1 million during the period May 1, 2000 to December 31, 2000.

Mountain  Springs  Resort  LLC
------------------------------

The Company and a third party established Mountain Springs Resort LLC as a 50/50 joint venture for the purpose of acquiring certain common and preferred equity interests in DSC/Purgatory LLC. The Company and its joint venture partner provided cash funds totaling $6,800,000 to Mountain Springs Resort LLC, each member having contributed $2,400,000 of equity and $1,000,000 in the form of a loan. The loans earn interest at the rate of 11.5% annually and mature on November 1, 2001. (See Note 6.)

A wholly owned subsidiary of Mountain Springs Resort LLC, Durango Resort LLC, was established to acquire 80% of the common membership interests and 100% of the Class B preferred membership interests of DSC/Purgatory LLC at a cost of $6,311,194, including transaction costs of $311,194. The assets, liabilities and equity of DSC/Purgatory LLC were contributed at estimated fair value. The May 1, 2000 acquisition of DSC/Purgatory was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the net identifiable assets of DSC/Purgatory, or $311,194, has been allocated to goodwill and is being amortized over a period of 13 years. For the year ended December 31, 2000, the Company recognized a net loss of $2,373,950 from Mountain Springs Resort LLC, including $6,983 of amortization expense for goodwill.

The remaining equity interests of DSC/Purgatory LLC, consisting of 20% of the common membership interests and 100% of the Class A preferred membership interests, are owned by a third party. The Class A membership interests are senior to the other equity interests in DSC/Purgatory LLC. Consequently, the Company's economic interests in DSC/Purgatory LLC are subordinate to the Class A member and have resulted in the Company recognizing a larger share of the net losses reported by DSC/Purgatory LLC than would be the case if all equity interests were pari passu.

A summary of the Company's advances to and membership interests in Mountain Springs Resort LLC at December 31, 2000 is presented in the table below.

Advances and membership interests at January 1, 2000 .  $   682,427
Capital contributions. . . . .. . . . .. . . . .. . .     2,700,000
Net loss for the year ended December 31, 2000. . . . .   (2,373,950)
                                                        ------------

Advances and membership interests at December 31, 2000  $ 1,008,477
                                                        ============


The table below provides summarized financial data for DSC/Purgatory LLC as of December 31, 2000 and for the period May 1, 2000 through December 31, 2000.

Amounts  presented  in  thousands  (000's  omitted):

Total assets. . . . . . . . . . . . . . . . . . .  $27,971
Total liabilities . . . . . . . . . . . . . . . .  $19,188
Net equity. . . . . . . . . . . . . . . . . . . .  $ 8,783

Total revenues (1). . . . . . . . . . . . . . . .  $ 5,008
Total operating and other income and expenses (1)  $ 9,725
Net loss (1). . . . . . . . . . . . . . . . . . .  $ 4,717


_______________
(1) The Company became a member of DSC/Purgatory on May 1, 2000. Accordingly, the amounts reflected are for the period May 1, 2000 through December 31, 2000.





NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company's Class A and Class B members and its manager are affiliated. Semele Group Inc., through a wholly owned subsidiary, owns and controls the Company's manager, AFG ASIT Corporation, as well as a controlling voting interest in each of the AFG Trusts. A different subsidiary of Semele owns Class A Beneficiary interests that collectively represent approximately 0.4% of the outstanding Class A Beneficiary interests of the AFG Trusts.

The  membership  interests  of  the  Company  are  owned  as  follows:

                                        Percentage
                                        -----------
Class A membership interests
--------------------------------------
AFG Investment Trust A                          10%
AFG Investment Trust B                          20%
AFG Investment Trust C                          40%
AFG Investment Trust D                          30%
                                        -----------

    Total Class A membership interests         100%
                                        ===========

Class B membership interests
--------------------------------------
Semele Group Inc.                              100%
                                        ===========




NOTE  6  -  SUBSEQUENT  EVENTS
------------------------------

On June 1, 2001, Mountain Springs Resort LLC contributed additional equity totaling $302,400 to DSC/Purgatory LLC to fund costs involving the entitlement of land surrounding the resort property.

Both the Company and its joint venture partner converted their respective loan principal and accrued, but unpaid, interest ($1,121,260 each) into equity interests in Mountain Springs Resort LLC effective November 1, 2001. (See Note-4.)

------



























                            SUPPLEMENTAL INFORMATION
                            ------------------------

------



                                EFG KIRKWOOD LLC
                                ----------------
                            Supplemental Information
                            ------------------------

                                December 31, 2000
                                -----------------

                                   (Unaudited)
                                   -----------


The operating results of Mountain Springs Resort LLC are significant to the operating results of the Company for the year 2000. Mountain Springs Resort LLC has no significant operating activities other than through its membership interests in DSC/Purgatory LLC.

The fiscal year end of DSC/Purgatory LLC ends on May 31 whereas the Company and Mountain Springs Resort LLC each operate on a calendar year end. Accordingly, the table below reconciles the net loss reported by DSC/Purgatory LLC for its most recent fiscal year ended May 31, 2001 and the net loss reported by Mountain Springs Resort LLC and by the Company for the year ended December 31, 2000.



Net loss reported by DSC/Purgatory LLC for the fiscal year ended
  May 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  527,870
Less net income for the period January 1, 2001 to May 31, 2001 . . .   3,323,029
Plus net loss for the period May 1, 2000 to May 31, 2000 (1) . . . .     865,756
                                                                      ----------

Net loss conformed to the period May 1, 2000 to December 31, 2000. .   4,716,655

Net loss reported by Mountain Springs Resort LLC for the year ended
  December 31, 2000, excluding the results of DSC/Purgatory LLC. . .      31,244
                                                                      ----------

Aggregate net loss reported by Mountain Springs Resort LLC for the year ended December 31, 2000 . . . . . . . . . . . . . . . . .  $4,747,899
                                                                      ==========

Portion of net loss recognized by the Company (50%). . . . . . . . .  $2,373,950
                                                                      ==========




_____________
-------------
(1)  The  Company  became  a  member  of  DSC/Purgatory  LLC  on  May  1,  2000.
--------------------------------------------------------------------------------

SCHEDULE  14  D  (iii)



DSC/PURGATORY,  LLC
(DBA  DURANGO  MOUNTAIN  RESORT)

Consolidated  Financial  Statements
As  Of  May  31,  2001,  2000  And  1999

Together  With  Report  Of  Independent  Public  Accountants

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To  the  Members  of
     DSC/Purgatory,  LLC:

We have audited the accompanying consolidated balance sheets of DSC/Purgatory, LLC (a Colorado limited liability company dba Durango Mountain Resort) as of May 31, 2001 and 2000, and the related consolidated statements of operations, members' capital (deficit) and cash flows for the year ended May 31, 2001, the one-month period ended May 31, 2000 (post-acquisition - see Note 1), the eleven-month period ended April 30, 2000 (pre-acquisition - see Note 1) and the year ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company sold a majority voting interest effective May 1, 2000. Accordingly, the assets, liabilities and members' capital have been recorded to reflect the purchase price. The assets and liabilities were recorded based upon the estimated fair market values at the date of acquisition. Accordingly, the pre-acquisition and post-acquisition financial statements are not comparable in all material respects since these financial statements report the financial position, results of operations and cash flows on two separate accounting bases.

In our opinion, the balance sheets and related statements of operations, members' capital (deficit) and cash flows as of and for the year ended May 31, 2001, and for the one-month period ended May 31, 2000, referred to above present fairly, in all material respects, the financial position of DSC/Purgatory, LLC as of May 31, 2001 and 2000, and the results of its operations and its cash flows for the year and one-month period then ended in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the statements of operations, members' capital (deficit) and cash flows for the eleven-month period ended April 30, 2000, and the year ended May 31, 1999, referred to above present fairly, in all material respects, the results of operations and cash flows of DSC/Purgatory, LLC for the eleven-month period ended April 30, 2000, and the year ended May 31, 1999 in conformity with accounting principles generally accepted in the United States.





ARTHUR  ANDERSEN  LLP


Denver,  Colorado,
     August  31,  2001.

                               DSC/PURGATORY, LLC
                               ------------------
                          (dba DURANGO MOUNTAIN RESORT)


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                               (See Notes 1 and 2)



                                       May 31,

ASSETS                                                           2001          2000
----------------------------------------------------  ----------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents                           $     2,039,348   $ 3,268,448
  Restricted cash and investments                             493,405       226,708
  Accounts receivable, net of allowance for doubtful
    accounts of $13,200 and $13,000, respectively             587,237       466,631
  Inventory and supplies, at cost                             395,448       430,230
  Prepaid expenses                                            252,968       229,117
                                                       --------------    ----------
        Total current assets                                3,768,406     4,621,134
                                                       --------------    ----------
PROPERTY AND EQUIPMENT, at cost:
  Land, buildings and improvements                          9,122,056     8,874,174
  Ski lifts and trails                                      8,382,687     4,795,139
  Machinery and equipment                                   3,596,764     2,782,788
  Construction-in-progress                                     14,023       430,079
                                                       --------------    ----------
                                                           21,115,530    16,882,180
  Less- accumulated depreciation                           (2,031,602)     (158,035)
                                                       --------------    ----------
        Total property and equipment, net                  19,083,928    16,724,145
                                                       --------------    ----------
REAL ESTATE DEVELOPMENT                                       859,331             -

RESTRICTED CASH AND INVESTMENTS                               963,626       991,879

SPECIAL USE PERMIT, net of accumulated amortization
  of $32,849 and $1,968, respectively                       1,178,491     1,209,372

OTHER ASSETS, net of accumulated amortization
  of $25,712 and $5,560, respectively                         704,043       467,983
                                                       --------------    ----------
        Total assets                                  $    26,557,825   $24,014,513
                                                      ================  ============



           The accompanying notes to consolidated financial statements
           -----------------------------------------------------------
           are an integral part of these consolidated balance sheets.
           ----------------------------------------------------------

                                                                     Page 2 of 2
                                                                     -----------





                               DSC/PURGATORY, LLC
                               ------------------
                          (dba DURANGO MOUNTAIN RESORT)


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                               (See Notes 1 and 2)



                                       May 31,

LIABILITIES AND MEMBERS' CAPITAL                                  2001         2000
-----------------------------------------------------  ---------------  ------------

CURRENT LIABILITIES:
  Accounts payable                                     $       278,127  $   556,331
  Accrued expenses                                           1,191,941    1,145,223
  Related party payable                                        120,670      115,428
  Deferred revenue                                             525,399            -
  Current portion of long-term debt                          1,409,289      587,260
  Current portion of obligations under capital leases           79,424            -
  Notes payable to related party                                     -    2,500,000
                                                        --------------   ----------
        Total current liabilities                            3,604,850    4,904,242
                                                        --------------   ----------
LONG-TERM DEBT:
  Bonds, including unamortized premium                       8,360,310    8,980,524
  Notes payable                                              1,741,734      495,503
  Obligation under capital leases                              240,357            -
                                                        --------------   ----------
                                                            10,342,401    9,476,027
                                                        --------------   ----------
        Total liabilities                                   13,947,251   14,380,269
                                                        --------------   ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                  200            -

MEMBERS' CAPITAL:
  Duncan interests                                           7,422,875    7,326,849
  Durango Resort, LLC                                        5,187,499    5,307,395
  Contribution receivable                                            -   (3,000,000)
                                                        --------------   ----------
        Total members' capital                              12,610,374    9,634,244
                                                        --------------   ----------
        Total liabilities and members' capital         $    26,557,825  $24,014,513
                                                       ===============  ============




           The accompanying notes to consolidated financial statements
           -----------------------------------------------------------
           are an integral part of these consolidated balance sheets.
           ----------------------------------------------------------

                                     ------





                               DSC/PURGATORY, LLC
                               ------------------
                          (dba DURANGO MOUNTAIN RESORT)
                          -----------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                               (See Notes 1 and 2)



                                                            (Post-             (Pre-
                                                            Acquisition)       Acquisition)
                                                            For the            For the
                                            For the         One-Month          Eleven-Month       For the
                                            Year Ended      Period Ended       Period Ended       Year Ended
                                            May 31,         May 31,            April 30,          May 31,
                                               2001               2000               2000            1999
                                            --------------  -----------------  -----------------  --------------

REVENUES:
  Lift operations                           $   7,994,983   $              -   $      5,629,682   $   7,997,607
  Commercial and other mountain operations      6,714,538             61,620          4,832,342       5,712,669
  Other                                         1,045,362             30,412            771,072       1,001,829
                                              -----------    ---------------    ---------------     -----------
    Total Revenues                             15,754,883             92,032         11,233,096      14,712,105
                                              -----------    ---------------    ---------------     -----------
OPERATING EXPENSES:
  Lift operations                               3,066,098            133,988          2,642,962       2,801,565
  Commercial and other mountain operations      4,839,228            252,568          3,443,490       4,178,591
  General, administrative and marketing         4,168,772            241,490          3,683,346       3,919,263
  Depreciation and amortization                 1,908,077            160,135          1,620,168       1,797,611
  Other                                         1,404,234             86,181            955,106       1,034,802
                                              -----------    ---------------    ---------------     -----------
    Total Operating Expenses                   15,386,409            874,362         12,345,072      13,731,832
                                              -----------    ---------------    ---------------     -----------
        Income (loss) from operations             368,474           (782,330)        (1,111,976)        980,273

OTHER (EXPENSE) INCOME:
  Interest expense                             (1,127,539)          (104,278)        (1,703,228)     (1,843,548)
  Interest income                                 231,195             20,852            135,776         124,537
                                              -----------    ---------------    ---------------     -----------
        Net loss                            $    (527,870)  $       (865,756)  $     (2,679,428)  $    (738,738)
                                            ==============  =================  =================  ==============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               DSC/PURGATORY, LLC
                               ------------------
                          (dba DURANGO MOUNTAIN RESORT)
                          -----------------------------


              CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL (DEFICIT)
              -----------------------------------------------------

                        FOR THE YEAR ENDED MAY 31, 2001,
                        --------------------------------

                    THE ONE-MONTH PERIOD ENDED MAY 31, 2000,
                    ----------------------------------------

                  THE ELEVEN-MONTH PERIOD ENDED APRIL 30, 2000,
                  ---------------------------------------------

                         AND THE YEAR ENDED MAY 31, 1999
                         -------------------------------
                               (See Notes 1 and 2)





                                                     Duncan                                  Durango Resort, LLC
                                      Class A                          Total            Class B
                                      Preferred      Common            Duncan           Preferred       Common
------------------------------------  -------------  ----------------  ---------------  --------------  ---------------

BALANCES, at May 31, 1998             $ (4,107,760)  $             -       (4,107,760)  $            -  $            -

  Net loss                                (738,738)                -         (738,738)               -               -
                                        -----------    --------------    -------------    -------------   -------------
BALANCES, at May 31, 1999               (4,846,498)                -       (4,846,498)               -               -

  Net loss                              (2,679,428)                -       (2,679,428)               -               -
                                        -----------    --------------    -------------    -------------   -------------
BALANCES, at April 30, 2000             (7,525,926)                -       (7,525,926)               -               -

  Conversion of related party debt       9,030,899                 -        9,030,899                -               -
  Acquisition of membership interest             -                 -                -        6,000,000               -
  Contributions of property and
    equipment                            5,995,027                 -        5,995,027                -               -
  Contribution receivable                        -                 -                -                -               -
  Net loss                                       -          (173,151)        (173,151)               -        (692,605)
                                        -----------    --------------    -------------    -------------   -------------
BALANCES, at May 31, 2000                7,500,000          (173,151)       7,326,849        6,000,000        (692,605)

  Cash contribution                              -           201,600          201,600                -         302,400
  Payment of contribution receivable             -                 -                -                -               -
  Net loss                                       -          (105,574)        (105,574)               -        (422,296)
                                        -----------    --------------    -------------    -------------   -------------
BALANCES, at May 31, 2001             $  7,500,000   $       (77,125)  $    7,422,875   $    6,000,000  $     (812,501)
                                      =============  ================  ===============  ==============  ===============

                                                       Total
                                      Contribution     Durango
                                      Receivable       Resort, LLC        Total
------------------------------------  ---------------  -----------------  ------------

BALANCES, at May 31, 1998             $            -   $              -   $(4,107,760)

  Net loss                                         -                  -      (738,738)
                                       -------------    ---------------   ------------
BALANCES, at May 31, 1999                          -                  -    (4,846,498)

  Net loss                                         -                  -    (2,679,428)
                                       -------------    ---------------   ------------
BALANCES, at April 30, 2000                        -                  -    (7,525,926)

  Conversion of related party debt                 -                  -     9,030,899
  Acquisition of membership interest               -          6,000,000     6,000,000
  Contributions of property and
    equipment                                      -                  -     5,995,027
  Contribution receivable                 (3,000,000)        (3,000,000)   (3,000,000)
  Net loss                                         -           (692,605)     (865,756)
                                       -------------    ---------------   ------------
BALANCES, at May 31, 2000                 (3,000,000)         2,307,395     9,634,244

  Cash contribution                                -            302,400       504,000
  Payment of contribution receivable       3,000,000          3,000,000     3,000,000
  Net loss                                         -           (422,296)     (527,870)
                                       -------------    ---------------   ------------
BALANCES, at May 31, 2001             $            -   $      5,187,499   $12,610,374
                                      ===============  =================  ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               DSC/PURGATORY, LLC
                               ------------------
                          (dba DURANGO MOUNTAIN RESORT)
                          -----------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                               (See Notes 1 and 2)



                                                                    (Post-           (Pre-
                                                                    Acquisition)     Acquisition)
                                                                    For the          For the
                                                   For the          One-Month        Eleven-Month     For the
                                                   Year Ended       Period Ended     Period Ended     Year Ended
                                                   May 31,          May 31,          April 30,        May 31,
                                                        2001             2000             2000          1999
-------------------------------------------------  ---------------  ---------------  ---------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $     (527,870)  $     (865,756)  $   (2,679,428)  $  (738,738)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities-
      Depreciation and amortization                     1,895,379          163,579        1,657,634     1,840,018
      (Gain) loss on sale of assets                        (5,518)          14,937                -        10,890
      (Increase) decrease in-
        Accounts receivable                              (120,606)         (25,489)         (62,927)     (136,713)
        Inventory and supplies                             34,782          (55,324)         205,172      (143,216)
        Prepaid expenses                                  (23,851)           9,073          (51,142)       34,543
        Other assets                                     (256,212)         (14,248)          54,887        10,206
      (Decrease) increase in-
        Accounts payable                                 (278,204)        (321,833)         186,386       181,102
        Related party payable                               5,242           41,193         (339,034)     (125,028)
        Deferred revenue                                  525,399                -                -             -
        Accrued expenses                                   46,718          802,065          788,441       (41,488)
                                                    -------------    -------------    -------------     ----------
        Net cash provided by (used in) operating
          activities, excluding real estate
          investment activities                         1,295,259         (251,803)        (240,011)      891,576
                                                    -------------    -------------    -------------     ----------
  Real estate investment activities-
    Expenditures on real estate development              (859,331)               -                -             -
                                                    -------------    -------------    -------------     ----------
        Net cash provided by (used in)
          operating activities, including
          real estate investment activities               435,928         (251,803)        (240,011)      891,576
                                                    -------------    -------------    -------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (3,857,379)        (510,900)      (1,018,356)     (694,851)
  Proceeds from sale of property and equipment             17,159            8,603                -         9,272
  Payments received on notes receivable                         -                -           12,548         1,963
                                                    -------------    -------------    -------------     ----------
        Net cash used in investing activities          (3,840,220)        (502,297)      (1,005,808)     (683,616)
                                                    -------------    -------------    -------------     ----------



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                               DSC/PURGATORY, LLC
                               ------------------
                          (dba DURANGO MOUNTAIN RESORT)
                          -----------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                               (See Notes 1 and 2)



..                                                               .           (Post-            (Pre-
..                                                               .   Acquisition)     Acquisition)
..                                                               .   For the          For the
..                                                  For the          One-Month        Eleven-Month     For the
..                                                  Year Ended       Period Ended     Period Ended     Year Ended
..                                                  May 31,          May 31,          April 30,        May 31,
..                                                            2001             2000             2000           1999
-------------------------------------------------  ---------------  ---------------  ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party line of credit       $            -   $            -   $    1,950,000   $  3,275,000
  Proceeds from notes payable                           2,089,920                -                -              -
  Payments on notes payable                               (71,655)               -                -              -
  Cash received in purchase transaction                         -        1,800,000        1,200,000              -
  Payments on related party notes payable              (2,500,000)               -                -     (2,650,000)
  Payment of bond principal                              (539,050)               -         (496,250)      (450,950)
  Payments on capital leases                              (69,779)               -                -              -
  Cash received from contribution receivable            3,000,000                -                -              -
  Capital contributions                                   504,000                -                -              -
  (Increase) decrease in restricted cash and
    investments                                          (238,444)         (99,279)         476,575       (119,178)
  Minority interest investment                                200                -                -              -
                                                    -------------    -------------    -------------     ----------
        Net cash provided by financing activities       2,175,192        1,700,721        3,130,325         54,872
                                                    -------------    -------------    -------------     ----------
        Net (decrease) increase in cash and
          cash equivalents                             (1,229,100)         946,621        1,884,506        262,832

CASH AND CASH EQUIVALENTS,
  beginning of period                                   3,268,448        2,321,827          437,321        174,489
                                                    -------------    -------------    -------------     ----------
CASH AND CASH EQUIVALENTS,
  end of period                                    $    2,039,348   $    3,268,448   $    2,321,827   $    437,321
                                                   ===============  ===============  ===============  =============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid for interest, net of amounts
      capitalized                                  $    1,088,832   $       56,322   $      818,096   $  1,794,188
                                                   ===============  ===============  ===============  =============
    Property and equipment acquired under
      capital lease                                $      389,560   $            -   $            -   $          -
                                                   ===============  ===============  ===============  =============




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                               DSC/PURGATORY, LLC
                               ------------------
                          (dba DURANGO MOUNTAIN RESORT)
                          -----------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           AS OF MAY 31, 2001 AND 2000
                           ---------------------------


1.     BUSINESS  AND  ORGANIZATION:
       ----------------------------
Operations  and  Ownership
--------------------------
DSC/Purgatory, LLC is a Colorado limited liability company doing business as ("dba") Durango Mountain Resort (the "Company"). The Company is the owner and operator of a resort formerly known as the Purgatory Resort which is primarily a ski resort. The Company also has related real estate holdings and is located near Durango, Colorado. As of May 31, 2001, the Company is owned by collectively the "Members", as follows:

-     Durango  Resort,  LLC,  a  Delaware limited liability company ("Durango").
Durango owns 100% of the Class B preferred interest and 80% of the common interest, and the following entities which are related through common ownership (referred to hereinafter collectively as "Duncan"); Duncan owns 100% of the Class A preferred interest and 20% of the common interest, as follows:

- Hermosa Partners, LLP, a Colorado limited liability partnership ("Hermosa") - 5%,
- Duncan Mountain, Inc. ("DMI", fka Durango Ski Corporation ("DSC")), a Colorado "S" corporation - 2%, and
- T-H Land Company, LLP, a Colorado limited liability partnership ("T-H Land") - 13%.


Purchase  Transaction
---------------------
As part of the purchase agreement among the Members, dated November 24, 1999, (the "Purchase Transaction") effective May 1, 2000, Durango acquired 80% of the common interest of the Company and committed to acquire $6 million of Class B preferred interests of the Company, of which $3 million cash was received as of May 31, 2000 and $3 million was received during the year ended May 31, 2001. During the year ended May 31, 2001, Durango and Duncan contributed to the Company an additional $302,400 and $201,600, respectively, to pay for the respective share of costs associated with planning for the real estate development. In addition, as part of the Purchase Transaction, Duncan converted approximately $9 million of debt and related interest and contributed commercial real estate holdings located at the base of the ski resort valued at approximately $6 million. The Purchase Transaction was accounted for under the purchase method of accounting and the financial statements have been adjusted to reflect the acquisition cost of Durango based upon the estimated fair value of the assets acquired and liabilities assumed. As a result, the assets and liabilities were recorded at the estimated fair value as of May 1, 2000.

In conjunction with the Purchase Transaction, the following assets were contributed and liabilities assumed by the Members:


  Fair value of assets acquired      $ 25,600,607
  Contribution receivable               3,000,000
  Fair value of liabilities assumed   (15,100,607)
    ---------------
  Net assets acquired                $ 13,500,000
                                     =============

  Durango                            $  6,000,000
  Duncan                                7,500,000
    ---------------
  Net assets acquired                $ 13,500,000
                                     =============


As a result of the Purchase Transaction and the related purchase accounting adjustments, the results of operations and the financial position of the Company are not comparable between pre- and post-acquisition periods.

Prior to the Purchase Transaction, the Company had no employees and functioned under a management agreement with DSC, whereby DSC employees provided operating and management services to the Company in exchange for a management fee (Note
5). In conjunction with the Purchase Transaction, the employees of DSC were transferred to the Company and the May 1, 1996 management agreement between the Company and DSC was terminated.

Concurrent with the Purchase Transaction, Durango signed an option agreement with T-H Land to purchase a 51% interest in approximately 500 acres of unentitled real estate surrounding Purgatory Village. The option expires on May 1, 2002. Durango and T-H Land have further agreed to share entitlement costs up to $500,000 incurred prior to the exercise date. These costs will be paid 60% by Durango and 40% by T-H Land.

The ski resort operations of the Company have historically generated net losses and working capital deficits. Such losses and working capital deficits, as well as amounts required to fund its capital expenditures, have historically been funded through borrowings from related parties or through capital contributions from Members. Management believes that the cash contributions as well as cash on hand will provide adequate working capital to fund its fiscal 2002 operations. If the estimated cash flows from operations are not achieved, additional capital contributions or borrowings may be necessary during fiscal 2002.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
       -----------------------------------------------
Basis  of  Presentation
-----------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

During the year ended May 31, 2001, the Company formed Elk Point Development, LLC ("Elk Point"), a wholly owned subsidiary of the Company. Elk Point is primarily engaged in real estate development and maintenance activities.

During the year ended May 31, 2001, the Company and an unrelated third party formed Durango Mountain Realty, LLC ("Realty"), an 80% owned subsidiary of the Company. All profits and losses of Realty are allocated 100% to the Company, after deducting employment compensation of the other member. Realty is primarily engaged in the purchase, sale and development of real estate in the Durango area.

Estimates  and  Assumptions
---------------------------
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, actual results could differ from those estimates.

Allocation  of  Profits,  Losses  and  Cash  Distributions
----------------------------------------------------------
For financial reporting purposes, the profits and losses of the Company are allocated to the Members based upon their respective common ownership interests. Under the terms of the operating agreement between the Members, if any cash distributions are declared, the Class A preferred interests are entitled to a priority cash distribution of $7,500,000, followed by the Class B preferred interest, which is entitled to a priority cash distribution of $6,000,000. After the priority distributions have been made, the Class A and Class B preferred interests will share pari passu distributions until each has received a 6% compounded, cumulative preferred return. After the priority and preferred distributions, any additional distributions shall be based upon the common ownership interests, which is 80% to Durango and 20% to Duncan.

Inventory
---------
Inventory consists primarily of retail clothing, ski equipment and food and beverage inventories. Inventories are valued at the lower of cost or market value, generally using the average cost method, on a first-in, first-out basis.

------
Property,  Equipment  and  Other  Assets
----------------------------------------
The Company owns approximately one hundred acres of the base area land including approximately 35,000 square feet of commercial facilities in Purgatory Village. The Company also has a significant investment in ski trails, lifts and related assets located on land leased from the United States Forest Service ("USFS") under a Special Use Permit (including two restaurant facilities on USFS land containing an aggregate of approximately 15,000 square feet of commercial space).

Property and equipment is depreciated by the Company using the straight-line method over the estimated useful lives of the related assets as follows:

Asset                         Useful Lives
----------------------------  --------------

  Buildings and improvements   5 to 40 years
  Ski lifts and trails        10 to 40 years
  Machinery and equipment      3 to 15 years



Special  Use  Permit
--------------------
The Special Use Permit was previously held by DSC, as part of the Purchase Transaction, a new forty year Special Use Permit was issued to the Company in January 2000, which expires in 2039. The Special Use Permit is included in other assets in the accompanying consolidated balance sheet as of May 31, 2001 at $1,178,000, net of accumulated amortization.

Deferred  Loan  Costs
---------------------
Costs and fees incurred in connection with the financing activities of the Company have been capitalized and are being amortized to interest expense over the terms of the related loans. Deferred loan costs of $318,000 and $172,000, net of accumulated amortization, are included in other assets in the accompanying consolidated balance sheets as of May 31, 2001 and 2000, respectively.

------
Accrued  Expenses
-----------------
Obligations of the Company are accrued as incurred. Included in accrued expenses are:

                                            2001        2000
--------------------------------  --------------  ----------

    USFS Special Use Permit fees  $       52,000  $   93,000
    Accrued payroll obligations          486,000     400,000
    Property taxes                        23,000     146,000
    Bond refinance costs                 120,000           -
    Pending litigation                   136,000      92,000
    Accrued interest expense             166,000     146,000
    Other                                209,000     268,000
                                   -------------  ----------
    Total accrued expenses        $    1,192,000  $1,145,000
                                  ==============  ==========



Revenue  Recognition
--------------------
Resort revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rentals, hotel management operations, travel reservation commissions, and commercial property rentals, and are recognized as services are performed.

Deferred  Revenue
-----------------
The Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products. The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate. During the ski season the estimated visits are compared to the actual visits and adjustments are made if necessary.

Income  Taxes
-------------
As the Company is a limited liability company, the income tax results and activities flow directly to, and are the responsibility of the Members. As a result, the accompanying consolidated financial statements do not reflect a provision for federal or state income taxes.

------
Statements  of  Cash  Flows
---------------------------
The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Asset  Impairment
-----------------
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. For long-lived assets which are held and used in operations, the long-lived asset would be impaired if the undiscounted future cash flows related to the long-lived asset did not exceed net book value. The amount of the impairment would then be determined by discounting the cash flows or by using some other measure of fair value.

Capitalization  Policies
------------------------
Capitalized development costs include costs associated with the development of land, interest expense and property taxes on land under development and general and administrative expenses to the extent they benefit the development of land. Interest expense of $37,000 has been capitalized by the Company during fiscal 2001. No interest was capitalized relating to the development of land during fiscal 2000.

Fair  Value  of  Financial  Instruments
---------------------------------------
The recorded amounts for cash and cash equivalents, accounts receivable, other current assets, and accounts payable, accrued expenses and other current liabilities approximate fair value due to the short-term nature of these financial instruments. The fair value of the Company's notes payable approximates fair value due to the variable nature of the interest rate associated with that debt. The fair value of the Company's bonds approximate fair value at May 31, 2000, due to the premium assigned to the bonds on May 1, 2000 associated with the Purchase Transaction. The fair value of the Company's bonds at May 31, 2001 has been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar maturities and ratings.

The  estimated  fair  value  of  the  bonds  at May 31, 2001 is presented below:


                                  May 31, 2001
                                  ------------

Carrying                                Fair
Value                                   Value
--------------------------------------
  Bonds, including unamortized premium  $8,984,000  $9,078,000


Earnings  Per  Share
--------------------
Due to the Company's capital structure, the presentation of net income or loss per share is not considered meaningful and has not been presented herein.

New  Accounting  Pronouncements
-------------------------------
In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144, establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a fair value approach as prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company will adopt the following standard on June 1, 2002 and does not believe that the adoption of SFAS No. 141 and SFAS No. 142 will have a material impact on its financial position or results of operation.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operations of a long-lived asset, except for certain obligations of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not assessed the impact of adopting SFAS No. 143 on its financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. The adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS No. 137. SFAS No. 133 requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS No. 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS No. 133 as amended by SFAS No. 137 was adopted in the first quarter of fiscal year 2001. The adoption of SFAS No. 133 as amended by SFAS No. 137 did not have a material impact on the Company's financial position or results of operations.
Reclassifications
-----------------
Certain prior period amounts have been reclassified to conform to the current year presentation.

3.     RESTRICTED  CASH  AND  INVESTMENTS:
       -----------------------------------
The Company maintains reserve funds to secure future bond service obligations as required under the bond agreements. Amounts on deposit in the reserve funds will be transferred to the bond trustee, as needed, to cover any deficiencies in required bond service payments. Reserve funds held are invested in U.S. Governmental Securities. The Company has the positive intent and ability to hold all of its investment securities to maturity and does not engage in trading or sales activity relating to these investments. These investments are classified as held to maturity and are recorded at amortized cost, which approximates their fair value.

Other amounts held as current restricted cash represent reserves required under various insurance and purchase contracts.

4.     LONG-TERM  DEBT:
       ----------------
Long-term  debt  consists  of  the  following  as  of  May  31,  2001  and 2000:

                                                                        May 31,
                                                               -----------------------------
                                                                      2001          2000
                                                               ---------------   -----------
Series 1989A Industrial Development Revenue Refunding
Bonds, interest at 9%; principal and interest payable in
quarterly installments to Trustee with unpaid principal due
on maturity, February 1, 2010.  Secured in parity by certain assets and agreements of the Company.  (Including
unamortized premium of $280,524 and $311,693 as of May
31, 2001 and 2000, respectively).                              $     8,983,974  $  9,554,193

Note payable to a third party, interest at prime plus 1%, (8%
at May 31, 2001); principal and interest payable in
December, January, February, March and April each year
with unpaid principal due on maturity, April 1, 2008.
Secured by certain assets of the Company.                            2,031,866             -

May 31,
                                                                      2001          2000
                                                               ---------------  ------------

Mortgage payable, interest at 9.4%; principal and interest
payable monthly with unpaid principal due on maturity,
October 1, 2001.  Secured by the underlying real estate.       $       495,493  $    509,094

Notes payable to Duncan, paid in full in April 2001.                         -     2,500,000
                                                               ---------------  ------------
                                                                    11,511,333    12,563,287

Less:  Current portion                                               1,409,289     3,087,260
                                                               ---------------  ------------
                                                               $    10,102,044  $  9,476,027
                                                               ===============  ============






Bond  Covenants
---------------
The bond agreements include various covenants and restrictions, the most restrictive of which relate to limits on the payment of dividends, capital expenditures, financial ratios, and the incurrence or guarantee of additional debt.

Debt  Maturities
----------------
Annual maturities for all long-term notes and bonds payable, net of bond premium are as follows:

                      Year ending May 31-
2002                  $          1,378,263
2003                               935,270
2004                               995,270
2005                             1,057,770
2006                             1,127,770
    Thereafter                   5,736,466
                            --------------
                      $         11,230,809
                      ====================


5.     MANAGEMENT  AGREEMENT:
       ----------------------
DSC entered into a management agreement with the Company effective May 1, 1996 that was terminated on April 30, 2000 in connection with the Purchase Transaction discussed in Note 1. Under the terms of the management agreement, DSC was responsible for operating, managing and maintaining the resort as a full-service ski and summer destination resort. The Company was required to reimburse DSC for the total compensation and employment related expenses of any DSC employee who performed services under the agreement. Also, the Company reimbursed DSC for amounts used to purchase and maintain equipment and supplies to be utilized by the resort up to a budgeted amount. The total amount reimbursed to DSC was $5,536,774 and $6,096,095 for the eleven-month period ended April 30, 2000 and the year ended May 31, 1999, respectively, and has been allocated to the various expense categories in the statements of operations based upon actual services provided as follows.

                                            For the
                                            Eleven-
                                            Month          For the
                                            Period         year
                                            Ended          Ended
                                            April 30,      May 31,
                                               2000        1999
                                             ------------  ----------

  Lift operations                           $   1,576,836  $1,741,760
  Commercial and other mountain operations      1,872,245   2,046,510
  Other                                           519,860     504,122
  General, administrative and marketing         1,567,833   1,803,703
                                             ------------  ----------
        Total                               $   5,536,774  $6,096,095
                                            =============  ==========


DSC was also entitled to a management fee from 2% to 5% of earnings before interest, income taxes, depreciation (and amortization), ("EBITDA") based on annual budget versus actual EBITDA, provided that actual EBITDA is at least 100% of budget. No such amounts were earned for the eleven-month period ended April 30, 2000 or the year ended May 31, 1999.

6.     RELATED  PARTY  TRANSACTIONS:
       -----------------------------
The Company leased land, retail sales locations and equipment from certain affiliates prior to the Purchase Transaction. In connection with the Purchase Transaction the leased land, retail sales locations and equipment were contributed to the Company (Note 1). Lease payments made by the Company totaled approximately $101,000 and $320,000 for the eleven-month period ended April 30, 2000 and the year ended May 31, 1999, respectively.

Insurance coverage is purchased through an insurance agency in which Duncan has a financial interest. Payments under such insurance contracts were approximately $222,000, $3,000, $188,000 and $160,000 for the year ended May 31,
2001,  the  one-month  period  ended May 31, 2000, the eleven-month period ended
April  30,  2000,  and  the  year  ended  May  31,  1999,  respectively.

During the year ended May 31, 2001, the Company repaid the note payable to Duncan in the amount of $2,500,000. The Company also paid interest of $216,000 to Duncan associated with this note payable.

As of May 31, 2001 and 2000, certain affiliates of the Members owed the Company approximately $162,000 and $124,000, respectively, for services provided, which is included in accounts receivable in the accompanying consolidated balance sheets. In addition, the Company owed certain affiliates approximately $121,000 and $115,000, as of May 31, 2001 and 2000, respectively, for services provided by the affiliates. The amounts receivable and payable are as follows:






                             Year Ended May 31, 2001              Year Ended May 31, 2000
                      Receivable   Payable       Net           Receivable   Payable      Net
--------------------  -----------  ------------  ------------  -----------  -----------  ----------

Durango               $     7,000  $          -  $     7,000   $     1,500  $         -  $   1,500
Duncan                     30,000       113,000      (83,000)       87,000      115,000    (28,000)
Other affiliates          125,000         8,000      117,000        35,500            -     35,500
                       ----------    ----------   -----------   ----------   ----------  ----------
                      $   162,000  $    121,000  $    41,000   $   124,000  $   115,000  $   9,000
                      ===========  ============  ============  ===========  ===========  ==========






7.     COMMITMENTS  AND  CONTINGENCIES:
---------------------------------------
During the normal course of its operations, the Company is a defendant in several ski-related lawsuits which the Company and its insurance carriers are actively contesting. In management's opinion, the outcome of these disputes, net of insurance recoveries will not have a significant effect on the Company's financial position or results of operations.

The Company finances a portion of its machinery and equipment under capital lease obligations at interest rates ranging from 6.9% to 10.7%. The future minimum lease payments under capitalized lease obligations at May 31, 2001 are as follows:

Year Ending May 31-
2002                                   $             91,808
2003                                                 91,808
2004                                                 91,808
2005                                                120,258
                                       ---------------------

      Total payments                                395,682

  Less: amounts representing interest               (75,901)
                                       ---------------------

  Present value of future minimum
    lease payments                                  319,781

  Less: current portion of capital
    lease obligations                               (79,424)
                                       ---------------------

  Long-term capital lease obligations  $            240,357
                                       =====================


The Company leases office and other facilities and certain equipment under long-term operating leases.
The majority of the leased office and other facilities and equipment was contributed to the Company in the Purchase Transaction (Note 1). Total rent expense for all operating leases for the year ended May 31, 2001, the one-month period ended May 31, 2000, the eleven-month period ended April 30, 2000, and the year ended May 31, 1999, was approximately $65,000, $9,000, $168,000 and $402,000, respectively.

Aggregate future minimum annual rental commitments under noncancellable operating leases as of May 31, 2001, are as follows:

Year Ending May 31-
2002      $              3,592
2003                     2,676
2004                     2,676
2005                     2,676
2006                     2,230
--------
..         $             13,850
          ====================

The Company has an agreement with two airlines to provide direct flights into the Durango - La Plata County Airport, where one agreement expires March 31, 2002 and the other agreement is indefinite. The agreements require the Company to guarantee specified minimum airline revenue. Any guaranteed obligations are expected to be off-set, in part, by reimbursements from local businesses. The guaranteed amounts expensed for the year ended May 31, 2001, one-month period ended May 31, 2000, the eleven-month period ended April 30, 2000, and the year ended May 31, 1999, totaled approximately $185,000, $0, $118,000 and $150,000, respectively, and are included in general, administrative, and marketing on the accompanying statements of operations.

8.     SUBSEQUENT  EVENTS:
       -------------------
Subsequent to yearend the Company entered into a $3.5 million revolving line of credit with a local bank, (the "Revolving Line"). The Revolving Line bears interest based upon Prime and matures on August 1, 2002.

Unaudited  Subsequent  Events
-----------------------------
The Company also refinanced its mortgage payable. The refinanced mortgage bears interest at 8% per annum, which could change on October 1, 2006 and October 1, 2011.

On November 29, 2001, the Company issued $8,845,000 of La Plata County, Colorado Recreational Facilities Refunding Revenue Bonds, Series 2001A (the "Series 2001A Bonds"), which will refund the outstanding Series 1989A Industrial Development Revenue Refunding Bonds. The Series 2001A Bonds bear interest at 6.875% and are due February 1, 2012. On November 29, 2001, the Company also issued $3,000,000 of La Plata County, Colorado Taxable Recreational Facilities Revenue Bonds, Series 2001B, which bear interest at 9.0% and are due February 1, 2006.