Form 10-Q
period 2002-06-30
AFG INVESTMENT TRUST C
filed 2002-08-19
CIK 879496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended      June 30, 2002
                                               ------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from to       .
                                                     --------


                           Commission File No. 0-21444

                             AFG INVESTMENT TRUST C
                             ----------------------
             (Exact name of registrant as specified in its charter)


  Delaware                                                           04-3157232
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

         1050 Waltham Street, Suite 310, Lexington, MA            02421
   (Address of principal executive offices)                        (Zip Code)

Registrant's  telephone  number,  including  area  code     (781)  676-0009
                                                        -------------------

88  Broad  Street,  Boston,  MA    02110
----------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No
   -----

                             AFG INVESTMENT TRUST C

                                    FORM 10-Q

                                      INDEX






PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2002 and December 31, 2001                        3

                Statement of Operations
                for the three and six months ended June 30, 2002 and 2001     4

                Statement of Changes in Participants' Capital
                for the six months ended June 30, 2002                        5

                Statement of Cash Flows
                for the six months ended June 30, 2002 and 2001               6

                Notes to the Financial Statements                             7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         18

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      27


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              28

                             AFG INVESTMENT TRUST C

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)



                                                             June 30,     December 31,
                                                               2002           2001

ASSETS

Cash and cash equivalents                                  $ 1,144,750   $   1,716,588
Rents receivable                                               256,050         124,627
Accounts receivable - affiliate                                 29,726         103,602
Loan receivable - EFG/Kettle Development LLC                   146,174         176,070
Interest in EFG/Kettle Development LLC                       3,821,555       3,916,771
Interest in EFG Kirkwood LLC                                 3,757,663       3,002,735
Interest in MILPI Holdings, LLC                             10,463,296       8,518,577
Interest in C & D IT LLC                                     1,000,000               -
Investments - other                                            263,013         264,513
Other assets, net of accumulated amortization
  of $70,558 and $47,039 at June 30, 2002
  and December 31, 2001, respectively                          434,514         433,506
Equipment at cost, net of accumulated depreciation
  of $26,719,221 and $27,813,022 at June 30, 2002
  and December 31, 2001, respectively                       19,212,807      23,913,730
                                                           ------------  --------------

      Total assets                                         $40,529,548   $  42,170,719
                                                           ============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $19,802,423   $  22,382,964
Note payable - affiliate                                       719,760               -
Accrued interest                                                13,648          38,807
Accrued liabilities                                            100,896         135,019
Accrued liabilities - affiliates                                40,573         150,695
Deferred rental income                                         277,357         277,357
Other liabilities                                            1,596,510       1,596,510
                                                           ------------  --------------
     Total liabilities                                      22,551,167      24,581,352
                                                           ------------  --------------


Participants' capital (deficit):
   Managing Trustee                                            (13,097)        (56,972)
   Special Beneficiary                                               -               -
   Class A Beneficiary interests (1,787,153 interests;
     initial purchase price of $25 each)                    20,329,845      19,984,706
   Class B Beneficiary interests (3,024,740 interests;
     initial purchase price of $5 each)                              -               -
   Treasury interests (223,861 Class A interests at cost)   (2,338,367)     (2,338,367)
                                                           ------------  --------------
     Total participants' capital                            17,978,381      17,589,367
                                                           ------------  --------------

     Total liabilities and participants' capital           $40,529,548   $  42,170,719
                                                           ============  ==============



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                   For the three months ended            For the six months ended
                                                              June 30,                            June 30,
                                                     2002               2001               2002               2001
..
INCOME
Lease revenue                                 $       1,351,712   $      1,642,867   $      2,852,997   $     3,250,361
Interest income                                           2,810             35,069              6,430           103,986
Gain (loss) on sale of equipment                       (219,366)            22,159           (176,700)          113,999
Other income                                                  -             55,089                  -            85,136
  Total income                                        1,135,156          1,755,184          2,682,727         3,553,482
--------------------------------------------

EXPENSES

Depreciation and amortization                           773,325            981,586          1,681,961         1,964,149
Write-down of equipment                                 483,648                  -            483,648                 -
Interest expense                                        444,844            551,999            752,862         1,115,177
Interest expense - affiliate                              7,971                  -             11,913                 -
Management fees - affiliates                            105,344            123,910            216,736           216,721
Operating expenses - affiliate                          225,967            313,985            327,926           748,184
  Total expenses                                      2,041,099          1,971,480          3,475,046         4,044,231
--------------------------------------------

EQUITY INTERESTS

Equity in net income (loss) of EFG/Kettle
  Development LLC                                         7,050           (449,031)           (95,216)         (508,543)
Equity in net income (loss) of EFG
  Kirkwood LLC                                         (713,780)          (584,110)           754,928           987,239
Equity in net income of MILPI Holdings, LLC             303,013             71,679            521,621           110,058
  Total income (loss) from equity interests            (403,717)          (961,462)         1,181,333           588,754
--------------------------------------------

Net income (loss)                             $      (1,309,660)  $     (1,177,758)  $        389,014   $        98,005
                                              ------------------  -----------------  -----------------  ----------------

         ---                                                ---
Net income (loss)
   per Class A Beneficiary Interest           $           (0.46)  $          (0.20)  $           0.19   $          0.31
   per Class B Beneficiary Interest           $           (0.10)  $          (0.19)  $              -   $         (0.10)
                                              ==================  =================  =================  ================
Cash distributions declared
   per Class A Beneficiary Interest           $               -   $              -   $              -   $             -
   per Class B Beneficiary Interest           $               -   $              -   $              -   $             -
                                              ==================  =================  =================  ================


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)




                                   Managing           Special
                                    Trustee         Beneficiary     Class A Beneficiaries         -          Class B Beneficiaries
                                                                    ---------------------                    ---------------------
                                    Amount             Amount             Interests             Amount             Interests
                                ---------------    ---------------        ---------------   ---------------        ---------------
 Balance at December 31, 2001  $        (56,972)  $              -              1,787,153  $     19,984,706              3,024,740

   Net income                            43,875                  -                      -           345,139                      -
                               -----------------  ----------------  ---------------------  ----------------  ---------------------

 Balance at June 30, 2002      $        (13,097)  $              -              1,787,153  $     20,329,845              3,024,740
                               =================  ================  =====================  ================  =====================



                                      -              Treasury

                                    Amount           Interests           Total
                                ---------------   ---------------    ---------------
 Balance at December 31, 2001  $              -  $     (2,338,367)  $     17,589,367

   Net income                                 -                 -            389,014
                               ----------------  -----------------  ----------------

 Balance at June 30, 2002      $              -  $     (2,338,367)  $     17,978,381
                               ================  =================  ================




















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                            2002            2001
..                                                       ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                             $     389,014   $      98,005
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                            1,681,961       1,964,149
  Gain (loss) on sale of equipment                           176,700        (113,999)
  Write-down of equipment                                    483,648               -
  Income from equity interests                            (1,181,333)       (588,754)
Changes in assets and liabilities:
  Rents receivable                                          (131,423)        152,783
  Accounts receivable - affiliate                             73,876         289,783
  Guarantee fee receivable                                         -         (54,536)
  Interest receivable                                              -         (12,864)
  Other assets                                               (24,527)       (105,254)
  Accrued interest                                           (25,159)           (432)
  Accrued liabilities                                        (34,123)       (199,846)
  Accrued liabilities - affiliates                          (110,122)        101,358
  Deferred rental income                                           -          (4,718)
  Other liabilities                                                -          71,268
                                                       --------------  --------------
    Net cash provided by operating activities              1,298,512       1,596,943
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                              2,382,133         174,150
Investments - other                                            1,500             500
Loan receivable - EFG/Kettle Development LLC                  29,896               -
Interest in C & D IT LLC                                  (1,000,000)              -
Dividend received from MILPI Holdings, LLC                 1,000,092               -
Interest in MILPI Holdings, LLC                           (2,423,190)     (7,069,784)
                                                       --------------  --------------
    Net cash used in investing activities                     (9,569)     (6,895,134)
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from note payable                                         -         471,032
Proceeds from note payable - affiliate                       719,760               -
Principal payments - notes payable                        (2,580,541)     (2,563,464)
                                                       --------------  --------------
    Net cash used in financing activities                 (1,860,781)     (2,092,432)
                                                       --------------  --------------

Net decrease in cash and cash equivalents                   (571,838)     (7,390,623)
Cash and cash equivalents at beginning of period           1,716,588       8,848,816
                                                       --------------  --------------
Cash and cash equivalents at end of period             $   1,144,750   $   1,458,193
                                                       ==============  ==============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest               $     778,021   $   1,115,609
                                                       ==============  ==============




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2002 and December 31, 2001 and results of operations for the three and six month periods ended June 30, 2002 and 2001 have been made and are reflected.

On May 16, 2002, the Trust filed Form 10-K/A with the Securities and Exchange Commission to restate its financial statements for the years ended December 31, 2001 and 2000. The financial position, results of operations, and cash flows for the interim periods of 2001 disclosed herein reflect the revised amounts as reported in the 2001 Form 10-K/A.

The table below details the allocation of income (loss) in each of the quarters for the six months ended June 30, 2002:


                    Managing      Special         Class A          Class B        Treasury
                    Trustee     Beneficiary    Beneficiaries    Beneficiaries    Interests       Total
December 31, 2001  $ (56,972)  $          -   $   19,984,706   $            -   $(2,338,367)  $17,589,367

Net income            73,389        135,440        1,173,706          316,139             -     1,698,674
                   ----------  -------------  ---------------  ---------------  ------------  ------------
March 31, 2002        16,417        135,440       21,158,412          316,139    (2,338,367)   19,288,041

Net loss             (29,514)      (135,440)        (828,567)        (316,139)            -    (1,309,660)
                   ----------  -------------  ---------------  ---------------  ------------  ------------
June 30, 2002      $ (13,097)  $          -   $   20,329,845   $            -   $(2,338,367)  $17,978,381
                   ==========  =============  ===============  ===============  ============  ============




NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as AFG ASIT Corporation, the managing trustee of the Trust (the "Managing Trustee") and the Trust's Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $6,442,983 are due as follows:

For the year ending June 30,   2003  $4,873,623
                               2004   1,442,662
                               2005     126,698
                                     ----------

..                             Total  $6,442,983
                                     ==========



NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at June 30, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.

                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  -------------

Aircraft                                             18-36  $ 32,134,911
Manufacturing                                         0-14     8,857,157
Materials handling                                     0-8     3,026,789
Computer and peripherals                              0-11     1,716,673
Other                                                   14       196,498
                                                            -------------
   Total equipment cost                                  -    45,932,028
   Accumulated depreciation                              -   (26,719,221)
                                                            -------------
   Equipment, net of accumulated depreciation            -  $ 19,212,807
                                                            =============


At June 30, 2002, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $33, 768,000, representing approximately 74% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $33,409,000 and a net book value of approximately $17,682,000 at June 30, 2002.

The summary above includes equipment held for sale or re-lease with an original cost of approximately $2,805,000 and a net book value of approximately $38,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

The Trust accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2002, the Trust recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.


NOTE  4  -  INTEREST  IN  EFG/KETTLE  DEVELOPMENT  LLC
------------------------------------------------------

On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 113 residential units have been constructed and sold and 11 additional units are under construction. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

The Trust's ownership share in EFG/Kettle Development LLC is 50.604% and had a cost of $4,472,129, including a 1% acquisition fee of $44,729 paid to EFG. The acquisition was funded with cash of $3,139,648 and a non-recourse note for $1,332,481, which was repaid as of December 31, 2001.

The Trust's cost basis in this joint venture was approximately $658,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference was being amortized using a period of 10 years. The amount amortized had been included in amortization expense as an offset to Interest in EFG / Kettle Valley Development LLC and was $32,900 during the six months ended June 30, 2001. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142"), the discontinuance of goodwill amortization was effective as of January 1, 2002.
SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

The Trust accounts for its interest in Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's interest is (i) increased (decreased) to reflect the Trust's share of income (loss) of the joint venture and (ii) decreased to reflect any distributions the Trust received from the joint venture. The Trust's interest was increased by $7,050 and decreased by $95,216, respectively, during the three and six month periods ended June 30, 2002 and decreased by $449,031 and $508,543, respectively, during the same periods in 2001, reflecting the Trust's share of income/loss from Kettle Valley.

In addition, the seller of the Trust's interest in Kettle Valley purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,524,803, or 50.604% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is included in Other Liabilities on the accompanying Statement of Financial Position at both June 30, 2002 and December 31, 2001.

The  table  below  provides comparative summarized income statement data for KVD
LP. KVD LP has a January 31 fiscal year end. The Trust has a December 31 fiscal year end. The operating results of KVD LP shown below have been conformed to the three and six months ended June 30, 2002 and 2001.


                 Three months     Three months      Six months       Six months
                     ended            ended            ended            ended
                 June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
Total revenues  $    1,028,748   $      575,770   $    1,276,886   $    1,195,299
Total expenses      (1,102,604)        (722,438)      (1,487,431)      (1,577,643)
                ---------------  ---------------  ---------------  ---------------
Net loss        $      (73,856)  $     (146,668)  $     (210,545)  $     (382,344)
                ===============  ===============  ===============  ===============



EFG/Kettle Development LLC owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the six months ended June 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from EFG/Kettle Development includes a loss of $67,787 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.


NOTE  5  -  INTEREST  IN  EFG  KIRKWOOD  LLC
--------------------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and an affiliated corporation, Semele Group Inc. ("Semele") formed a joint venture, EFG Kirkwood LLC ("EFG Kirkwood"), for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

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

The Trust's ownership interest in EFG Kirkwood had an original cost of $3,994,150; including a 1% acquisition fee of $39,546 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded a loss of $713,780 and income of $754,928 for the three and six months ended June 30, 2002, respectively, compared to a loss of $584,110 and income of $987,239, respectively, for the same periods in 2001, representing its pro-rata share of the net income (loss) of EFG Kirkwood.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three and six months ended June 30, 2002 and 2001. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been

                         For the Three    For the Three    For the Six     For the Six
                         Months Ended     Months Ended     Months Ended    Months Ended
                         June 30, 2002    June 30, 2001   June 30, 2002   June 30, 2001
Mountain Resort
----------------------
     Total revenues     $    4,070,745   $   4, 400,053   $   20,476,082  $   20,560,862
     Total expenses          5,359,278        6,064,728       16,564,726      17,347,954
     Income taxes                  800           52,243            6,208          52,243
     Net income (loss)  $   (1,289,333)  $   (1,716,918)  $    3,905,148  $    3,160,665
                        ---------------  ---------------  --------------  --------------

Purgatory Ski Resort
----------------------
     Total revenues     $      478,830   $      759,484   $    9,881,884  $   11,146,188
     Total expenses          3,175,826        2,598,400        9,284,346       8,576,123
     Net income (loss)  $   (2,696,996)  $   (1,838,916)  $      597,538  $    2,570,065
                        ---------------  ---------------  --------------  --------------

conformed  to  the  three  and  six  months  ended  June  30,  2002  and  2001.





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

On February 7, 2002, the Trust and AFG Investment Trust D ("Trust D") collectively provided approximately $4.4 million to acquire the remaining 17% of PLM's outstanding common stock, of which $2,423,190 (including acquisition fees of $23,991 discussed below) was contributed by the Trust. The funds were obtained from existing resources and internally generated funds and by means of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $719,760 that bears interest at LIBOR plus 200 basis points. Subsequent to the merger, the Trust's ownership interest increased from 34% to 37.5%.

Effective February 2002, the Trust has a 37.5% membership interest in MILPI having an original cost of $9,967,182. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $9,802,945, capitalized transaction costs of $66,209 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $98,028. The Trust capitalized these transaction costs, of which $15,489 was amortized during the six months ended June 30, 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $303,013 and $521,621, respectively, during the three and six months ended June 30, 2002, compared to $71,679 and $110,058, respectively, for the same periods in 2001, which represented its pro-rata share of the net income of MILPI. On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $1,000,092.

The table below provides summarized income statement data for MILPI for the three and six months ended June 30, 2002 and 2001. As discussed above, approximately 83% of PLM's common stock was acquired in February 2001 with the remaining interest acquired in February 2002.


..                           Three months    Three months     Six months      Six months
..                              ended           ended           ended           ended
..                          June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                           --------------  --------------  --------------  --------------
 Total revenues            $    1,682,835  $    2,406,074  $    3,378,578  $    5,612,790
 Total costs and expenses         489,059       1,414,453       1,368,089       3,309,785
 Provision for taxes              385,742         167,435         649,589         421,435
                           --------------  --------------  --------------  --------------
 Net income                $      808,034  $      824,186  $    1,360,900  $    1,881,570
                           ==============  ==============  ==============  ==============





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

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust D. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the Note is $14,250,000 plus accrued interest as of June 30, 2002.

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

NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2002 and 2001, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                   2002       2001
                                 --------  ----------
Acquisition fees                 $ 23,991  $   74,037
Management fees                   216,736     216,721
Administrative charges            144,451      81,834
Reimbursable operating expenses
   due to third parties           183,475     666,350
                                 --------  ----------

          Total                  $568,653  $1,038,942
                                 ========  ==========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2002, the Trust was owed $29,726 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2002.

NOTE  9  -  NOTES  PAYABLE  AND  NOTES  PAYABLE  -  AFFILIATE
-------------------------------------------------------------

Notes payable at June 30, 2002 consisted of installment notes of $19,802,423 payable to banks and institutional lenders. The notes bear fixed interest rates
ranging  between  7.93%  and  9.176%.   All  of  the  installment  notes  are
non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments, as discussed below. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to its interest in an aircraft leased to SAS in December 2003.

Management believes that the carrying amount of the note payable approximates fair value at June 30, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

  For the year ending June 30,   2003  $ 2,746,361
                                 2004   16,931,546
                                 2005      124,516
                                       -----------
..                               Total  $19,802,423
                                       ===========



Notes payable - affiliate at June 30, 2002 consisted of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $719,760. The note bears interest at LIBOR plus 200 basis points. The Trust incurred interest expense related to this note of $7,971 and $11,913, respectively, during the three and six months ended June 30, 2002.


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
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI owned 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood, C & D IT LLC and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.

                                           Three months ended June 30,  Six months ended June 30,
                                             2002           2001          2002        2001
Total Income (1):
   Equipment leasing                     $ 1,135,156   $   1,755,184   $2,682,727  $3,553,482
   Real estate                                     -               -            -           -
                                         ------------  --------------  ----------  ----------
     Total                               $ 1,135,156   $   1,755,184   $2,682,727  $3,553,482
                                         ============  ==============  ==========  ==========

Operating Expenses and Management Fees:
   Equipment leasing                     $   309,676   $     416,438   $  501,984  $  933,145
   Real estate                                21,635          21,457       42,678      31,760
                                         ------------  --------------  ----------  ----------
     Total                               $   331,311   $     437,895   $  544,662  $  964,905
                                         ============  ==============  ==========  ==========

Interest Expense:
   Equipment leasing                     $   452,815   $     546,264   $  764,775  $1,101,323
   Real estate                                     -           5,735            -      13,854
                                         ------------  --------------  ----------  ----------
     Total                               $   452,815   $     551,999   $  764,775  $1,115,177
                                         ============  ==============  ==========  ==========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                     $ 1,256,973   $     965,136   $2,165,609  $1,931,249
   Real estate                                     -          16,450            -      32,900
                                         ------------  --------------  ----------  ----------
     Total                               $ 1,256,973   $     981,586   $2,165,609  $1,964,149
                                         ============  ==============  ==========  ==========

 Equity Interests:
   Equipment leasing                     $   303,013   $      71,679   $  521,621  $  110,058
   Real estate                              (706,730)     (1,033,141)     659,712     478,696
                                         ------------  --------------  ----------  ----------
     Total                               $  (403,717)  $    (961,462)  $1,181,333  $  588,754
                                         ============  ==============  ==========  ==========

 Net Income (Loss):                      $(1,309,660)  $  (1,177,758)  $  389,014  $   98,005
                                         ============  ==============  ==========  ==========


 Capital Expenditures:
   Equipment leasing                     $         -   $           -   $2,423,190  $7,069,784
   Real estate                                     -               -    1,000,000           -
                                         ------------  --------------  ----------  ----------
     Total                               $         -   $           -   $3,423,190  $7,069,784
                                         ============  ==============  ==========  ==========


 .                                       As of         As of
 .                                       June 30,      December 31,
 .                                              2002            2001
 Assets:
   Equipment leasing                     $31,950,330   $  35,251,213
   Real estate                             8,579,218       6,919,506
                                         ------------  --------------
     Total                               $40,529,548   $  42,170,719
                                         ============  ==============


(1) Includes equipment leasing revenue of $1,351,712 and $2,852,997, respectively, for the three and six months ended June 30, 2002, compared to $1,642,867 and $3,250,361, respectively, for the same periods in 2001.

Three  and  six  months ended June 30, 2002 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2001:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and six month periods ended June 30, 2002, the Trust recognized lease revenue of $1,351,712 and $2,852,997, respectively, compared to $1,642,867 and $3,250,361, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three and six month periods ended June 30, 2002 was $2,810 and $6,430, respectively, compared to $35,069 and $103,986, respectively, for the same periods in 2001. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment among other factors.

During the three and six months ended June 30, 2002, the Trust sold equipment having a net book value of $2,443,749 and $2,558,833, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $219,366 and $176,700, respectively. During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $55,160 and $60,151, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $22,159 and $113,999, respectively.

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

Depreciation expense was $761,566 and $1,658,442, respectively, for the three and six months ended June 30, 2002, compared to $935,963 and $1,915,760, respectively, for the same periods in 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. In addition, the Trust recorded amortization expense of $11,764 and $23,519 during the three and six months ended June 30, 2002 in connection with capitalized deferred financing costs.

Interest expense on third party debt was $444,844 and $752,862, respectively for the three and six months ended June 30, 2002 compared to $546,264 and $1,101,323, respectively, for the same periods in 2001. During the three and six months ended June 30, 2002, the Trust also incurred $7,971 and $11,913, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $83,709 and $174,058, respectively, for the three and six months ended June 30, 2002 compared to $102,453 and $184,961, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest.

Operating expenses were $225,967 and $327,926, respectively, for the three and six month periods ended June 30, 2002, compared to $313,985 and $748,184, respectively, for the same periods in 2001. In 2001, operating expenses included approximately $140,000 for ongoing legal matters, approximately
$162,000 for remarketing costs related to the re-lease of an aircraft to Scandinavian Airlines System, and also included approximately $114,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"). In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and six months ended June 30, 2002, the Trust recorded income of $303,013 and $521,621, respectively, from its ownership interest in MILPI, compared to $71,679 and $110,058, respectively, for the same periods in 2001. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001 and February 2002 (see discussion below). PLM is an equipment leasing and asset management company. The Trust recorded $12,723 and $15,489, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and six months ended June 30, 2002, MILPI recognized revenues of approximately $1,683,000 and $3,379,000, respectively, compared to approximately $2,406,000 and $5,613,000, respectively, for the same periods in 2001. Revenues for the three and six months ended June 30, 2002 are comprised primarily of management fees of approximately $1,185,000 and approximately $2,451,000, respectively. Revenues for the three and six months ended June 30, 2001 are comprised primarily of management fees of approximately $1,263,000 and $2,602,000, respectively.

During the three and six months ended June 30, 2002, MILPI incurred total costs and expenses of approximately $489,000 and $1,368,000, respectively, compared to $1,414,000 and $3,310,000, respectively. Operating expenses for the three months ended June 30, 2002 are comprised of general and administrative expenses of approximately $459,000 and depreciation and amortization expense of approximately $30,000. For the six months ended June 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,269,000 and depreciation and amortization expense of approximately $99,000. Operating expenses for the three months ended June 30, 2001 are comprised of general and administrative expenses of approximately $1,077,000 and depreciation and amortization expense of approximately $337,000. For the six months ended June 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $1,772,000 and depreciation and amortization expense of approximately $690,000.

During the three and six months ended June 30, 2002, MILPI incurred income tax expense of approximately $386,000 and $650,000, respectively, compared to approximately $167,000 and $422,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $21,635 and $42,678, respectively, for the three and six months ended June 30, 2002 compared to $21,457 and $31,760, respectively, for the same periods in 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $5,735 and $13,854, respectively, for the three and six months ended June 30, 2001. This note was repaid as of December 31, 2001.

The Trust has an approximately 51% ownership interest in Kettle Valley (see discussion of Kettle Valley's operating results below). For the three and six months ended June 30, 2002, the Trust recorded income of $7,050 and a loss of $95,216, respectively, compared to net losses of $449,031 and $508,543, respectively, for the same periods of 2001, from its ownership interest in Kettle Valley. This income and loss represent the Trust's share of the net income (loss) of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 and $32,900, respectively, during the three and six months ended June 30, 2001, in connection with its interest in Kettle Valley.

The Trust owns 40% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and an affiliated corporation, Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three and six months ended June 30, 2002, the Trust recorded a loss of $713,780 and income of $754,928, respectively, compared to a loss of $584,110 and income of $987,239, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and six months ended June 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.

Mountain  Resort  Operating  Results
------------------------------------

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

During the six months ended June 30, 2002, Mountain Resort recorded total revenues of approximately $20,476,000 compared to approximately $20,561,000 for the same period in 2001. The decrease in total revenues from 2001 to 2002 of $85,000 is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,038,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,123,000 for the six months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the six months ended June 30, 2002 and 2001, Mountain Resort recorded total expenses of approximately $16,565,000 and $17,348,000, respectively. The decrease in total expenses of approximately $783,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,254,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,037,000 primarily as a result of a decrease in cost of sales from condominium units sold in the six months ended June 30, 2002 as compared to the same period in 2001, as also discussed above.

Mountain  Springs  Operating  Results
-------------------------------------

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

During the six months ended June 30, 2002, Purgatory recorded total revenues of approximately $9,882,000 compared to approximately $11,146,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $1,264,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $9,284,000 for the six months ended June 30, 2002 compared to approximately $8,576,000 for the same period in 2001. The increase in total expenses for the six months ended June 30, 2002 compared to the same period in 2001 of approximately $708,000 is a result of costs incurred related to the creation of certain development companies.

Kettle  Valley  Operating  Results
----------------------------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 113 residential units have been constructed and sold and 11 additional units are under construction.

During the three and six months ended June 30, 2002, KVD LP recorded revenues of approximately $1,029,000 and $1,277,000, respectively, compared to $576,000 and $1,195,000, respectively, for the same periods in 2001.

KVD LP incurred total expenses of approximately $1,103,000 and $1,487,000 during the three and six months ended June 30, 2002, respectively, compared to $722,000 and $1,578,000, respectively, for the same periods in 2001.

Kettle Valley owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the six months ended June 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from Kettle Valley includes a loss of $67,787 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.

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

Impairment  of  long-lived  assets:  In  accordance  with Statement of Financial
-----------------------------------
Accounting  Standards  No.  144,  "Accounting  for the Impairment or Disposal of
----
Long-Lived Assets" ("SFAS No. 144"), the Company evaluates long-lived assets for
----
impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

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


Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI owned 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood, C & D IT LLC and Kettle Valley.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.

                                           Three months ended June 30,  Six months ended June 30,
                                             2002           2001          2002        2001
Total Income (1):
   Equipment leasing                     $ 1,135,156   $   1,755,184   $2,682,727  $3,553,482
   Real estate                                     -               -            -           -
                                         ------------  --------------  ----------  ----------
     Total                               $ 1,135,156   $   1,755,184   $2,682,727  $3,553,482
                                         ============  ==============  ==========  ==========

Operating Expenses and Management Fees:
   Equipment leasing                     $   309,676   $     416,438   $  501,984  $  933,145
   Real estate                                21,635          21,457       42,678      31,760
                                         ------------  --------------  ----------  ----------
     Total                               $   331,311   $     437,895   $  544,662  $  964,905
                                         ============  ==============  ==========  ==========

Interest Expense:
   Equipment leasing                     $   452,815   $     546,264   $  764,775  $1,101,323
   Real estate                                     -           5,735            -      13,854
                                         ------------  --------------  ----------  ----------
     Total                               $   452,815   $     551,999   $  764,775  $1,115,177
                                         ============  ==============  ==========  ==========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                     $ 1,256,973   $     965,136   $2,165,609  $1,931,249
   Real estate                                     -          16,450            -      32,900
                                         ------------  --------------  ----------  ----------
     Total                               $ 1,256,973   $     981,586   $2,165,609  $1,964,149
                                         ============  ==============  ==========  ==========

 Equity Interests:
   Equipment leasing                     $   303,013   $      71,679   $  521,621  $  110,058
   Real estate                              (706,730)     (1,033,141)     659,712     478,696
                                         ------------  --------------  ----------  ----------
     Total                               $  (403,717)  $    (961,462)  $1,181,333  $  588,754
                                         ============  ==============  ==========  ==========

 Net Income (Loss):                      $(1,309,660)  $  (1,177,758)  $  389,014  $   98,005
                                         ============  ==============  ==========  ==========


 Capital Expenditures:
   Equipment leasing                     $         -   $           -   $2,423,190  $7,069,784
   Real estate                                     -               -    1,000,000           -
                                         ------------  --------------  ----------  ----------
     Total                               $         -   $           -   $3,423,190  $7,069,784
                                         ============  ==============  ==========  ==========


 .                                       As of         As of
 .                                       June 30,      December 31,
 .                                              2002            2001
 Assets:
   Equipment leasing                     $31,950,330   $  35,251,213
   Real estate                             8,579,218       6,919,506
                                         ------------  --------------
     Total                               $40,529,548   $  42,170,719
                                         ============  ==============


(1) Includes equipment leasing revenue of $1,351,712 and $2,852,997, respectively, for the three and six months ended June 30, 2002, compared to $1,642,867 and $3,250,361, respectively, for the same periods in 2001.

Three  and  six  months ended June 30, 2002 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2001:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and six month periods ended June 30, 2002, the Trust recognized lease revenue of $1,351,712 and $2,852,997, respectively, compared to $1,642,867 and $3,250,361, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three and six month periods ended June 30, 2002 was $2,810 and $6,430, respectively, compared to $35,069 and $103,986, respectively, for the same periods in 2001. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment among other factors.

During the three and six months ended June 30, 2002, the Trust sold equipment having a net book value of $2,443,749 and $2,558,833, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $219,366 and $176,700, respectively. During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $55,160 and $60,151, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $22,159 and $113,999, respectively.

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

Depreciation expense was $761,566 and $1,658,442, respectively, for the three and six months ended June 30, 2002, compared to $935,963 and $1,915,760, respectively, for the same periods in 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. In addition, the Trust recorded amortization expense of $11,764 and $23,519 during the three and six months ended June 30, 2002 in connection with capitalized deferred financing costs.

Interest expense on third party debt was $444,844 and $752,862, respectively for the three and six months ended June 30, 2002 compared to $546,264 and $1,101,323, respectively, for the same periods in 2001. During the three and six months ended June 30, 2002, the Trust also incurred $7,971 and $11,913, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $83,709 and $174,058, respectively, for the three and six months ended June 30, 2002 compared to $102,453 and $184,961, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest.

Operating expenses were $225,967 and $327,926, respectively, for the three and six month periods ended June 30, 2002, compared to $313,985 and $748,184, respectively, for the same periods in 2001. In 2001, operating expenses included approximately $140,000 for ongoing legal matters, approximately
$162,000 for remarketing costs related to the re-lease of an aircraft to Scandinavian Airlines System, and also included approximately $114,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"). In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and six months ended June 30, 2002, the Trust recorded income of $303,013 and $521,621, respectively, from its ownership interest in MILPI, compared to $71,679 and $110,058, respectively, for the same periods in 2001. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001 and February 2002 (see discussion below). PLM is an equipment leasing and asset management company. The Trust recorded $12,723 and $15,489, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and six months ended June 30, 2002, MILPI recognized revenues of approximately $1,683,000 and $3,379,000, respectively, compared to approximately $2,406,000 and $5,613,000, respectively, for the same periods in 2001. Revenues for the three and six months ended June 30, 2002 are comprised primarily of management fees of approximately $1,185,000 and approximately $2,451,000, respectively. Revenues for the three and six months ended June 30, 2001 are comprised primarily of management fees of approximately $1,263,000 and $2,602,000, respectively.

During the three and six months ended June 30, 2002, MILPI incurred total costs and expenses of approximately $489,000 and $1,368,000, respectively, compared to $1,414,000 and $3,310,000, respectively. Operating expenses for the three months ended June 30, 2002 are comprised of general and administrative expenses of approximately $459,000 and depreciation and amortization expense of approximately $30,000. For the six months ended June 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,269,000 and depreciation and amortization expense of approximately $99,000. Operating expenses for the three months ended June 30, 2001 are comprised of general and administrative expenses of approximately $1,077,000 and depreciation and amortization expense of approximately $337,000. For the six months ended June 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $1,772,000 and depreciation and amortization expense of approximately $690,000.

During the three and six months ended June 30, 2002, MILPI incurred income tax expense of approximately $386,000 and $650,000, respectively, compared to approximately $167,000 and $422,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $21,635 and $42,678, respectively, for the three and six months ended June 30, 2002 compared to $21,457 and $31,760, respectively, for the same periods in 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $5,735 and $13,854, respectively, for the three and six months ended June 30, 2001. This note was repaid as of December 31, 2001.

The Trust has an approximately 51% ownership interest in Kettle Valley (see discussion of Kettle Valley's operating results below). For the three and six months ended June 30, 2002, the Trust recorded income of $7,050 and a loss of $95,216, respectively, compared to net losses of $449,031 and $508,543, respectively, for the same periods of 2001, from its ownership interest in Kettle Valley. This income and loss represent the Trust's share of the net income (loss) of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 and $32,900, respectively, during the three and six months ended June 30, 2001, in connection with its interest in Kettle Valley.

The Trust owns 40% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and an affiliated corporation, Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three and six months ended June 30, 2002, the Trust recorded a loss of $713,780 and income of $754,928, respectively, compared to a loss of $584,110 and income of $987,239, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and six months ended June 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.

Mountain  Resort  Operating  Results
------------------------------------

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

During the six months ended June 30, 2002, Mountain Resort recorded total revenues of approximately $20,476,000 compared to approximately $20,561,000 for the same period in 2001. The decrease in total revenues from 2001 to 2002 of $85,000 is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,038,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,123,000 for the six months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the six months ended June 30, 2002 and 2001, Mountain Resort recorded total expenses of approximately $16,565,000 and $17,348,000, respectively. The decrease in total expenses of approximately $783,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,254,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,037,000 primarily as a result of a decrease in cost of sales from condominium units sold in the six months ended June 30, 2002 as compared to the same period in 2001, as also discussed above.

Mountain  Springs  Operating  Results
-------------------------------------

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

During the six months ended June 30, 2002, Purgatory recorded total revenues of approximately $9,882,000 compared to approximately $11,146,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $1,264,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $9,284,000 for the six months ended June 30, 2002 compared to approximately $8,576,000 for the same period in 2001. The increase in total expenses for the six months ended June 30, 2002 compared to the same period in 2001 of approximately $708,000 is a result of costs incurred related to the creation of certain development companies.

Kettle  Valley  Operating  Results
----------------------------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 113 residential units have been constructed and sold and 11 additional units are under construction.

During the three and six months ended June 30, 2002, KVD LP recorded revenues of approximately $1,029,000 and $1,277,000, respectively, compared to $576,000 and $1,195,000, respectively, for the same periods in 2001.

KVD LP incurred total expenses of approximately $1,103,000 and $1,487,000 during the three and six months ended June 30, 2002, respectively, compared to $722,000 and $1,578,000, respectively, for the same periods in 2001.

Kettle Valley owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the six months ended June 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from Kettle Valley includes a loss of $67,787 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,298,512 and $1,596,943 for the six months ended June 30, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. No direct damage occurred to any of the Trust's assets as a result of these events. Management of the Trust expects that the resulting decline in air travel will suppress market prices for used aircraft in the short-term and could inhibit the viability of some airlines. In the event of a lease default by an aircraft lessee, the Trust could experience material losses. At June 30, 2002, the Trusts have collected substantially all rents owed from aircraft lessees. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

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

At June 30, 2002, the Trust was due aggregate future minimum lease payments of $6,442,983 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $19,802,423. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows.

In December 2000, the Trust and three affiliated trusts (the "Trusts") formed MILPI, which formed MILPI Acquisition, a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interests in MILPI ($408,000 for the Trust) and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM, an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

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

On February 7, 2002, the Trust and AFG Investment Trust D ("Trust D") provided approximately $4.4 million to acquire the remaining 17% of PLM's outstanding common stock, of which $2,423,190 (including acquisition fees of $23,991 discussed below) was contributed by the Trust. The funds were obtained from existing resources and internally generated funds and by means of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $719,760 that bears interest at LIBOR plus 200 basis points. Subsequent to the merger, the Trust's ownership interest increased from 34% to 37.5%.

Effective February 2002, the Trust has a 37.5% membership interest in MILPI having an original cost of $9,967,182. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $9,802,945, capitalized transaction costs of $66,209 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $98,028. The Trust capitalized these transaction costs, of which $15,489 was amortized during the six months ended June 30, 2001. SFAS No. 142 was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

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

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust D. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the Note is $14,250,000 plus accrued interest as of June 30, 2002.

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

During the six months ended June 30, 2002 and 2001, the Trust realized net cash proceeds from equipment disposals of $2,382,133 and $174,150, respectively. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

The Trust obtained long-term financing in connection with certain equipment leases and a portion of its interest in MILPI. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At June 30, 2002, the Trust had third party debt obligations outstanding totaling $19,802,423. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period, which period generally coincides with the lease rental term. The amount of cash used to repay debt obligations may fluctuate in the future due to the financing of assets, which may be acquired. The Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to an aircraft leased to Scandinavian Airlines System. Repayment of the balloon debt obligations will be dependent upon the negotiations of future lease contracts or future sale of these assets or alternatively, the use of working capital. In addition, in February 2002, the Trust received debt proceeds of $719,760 from PLM in connection with the acquisition of the balance of the PLM common stock discussed above.

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

After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. The Managing Trustee does not expect to reinstate cash distributions until expiration of the Trust's reinvestment period in December 2002; however, the Managing Trustee periodically will review and consider other one-time distributions. In addition to maintaining sales proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations and future sales and refinancings to fully retire its debt obligations and for the continued maintenance of the Trust's assets.

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

The Trust's notes payable bear fixed interest rates ranging between 7.93% and 9.176%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Trust for the six months ended June 30, 2002 was not material.

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




     Item  1.     Legal  Proceedings
          Response:  None

     Item  2.     Changes  in  Securities
          Response:  None

     Item  3.     Defaults  upon  Senior  Securities
          Response:  None

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
          Response:  None

     Item  5.     Other  Information
          Response:  None

     Item  6(a).     Exhibits
     .     Response:

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



                             AFG Investment Trust C


     By:     AFG  ASIT  Corporation,  a  Massachusetts
          corporation  and  the  Managing  Trustee  of
          the  Registrant.


     By:     ls/  Michael  J.  Butterfield
             -----------------------------
          Michael  J.  Butterfield
          Treasurer  of  AFG  ASIT  Corporation
          (Duly  Authorized  Officer  and
          Principal  Financial  and  Accounting  Officer)


     Date:     August  19,  2002
               -----------------