Form 10-Q/A
period 2002-03-31
AFG INVESTMENT TRUST C
filed 2002-11-19
CIK 879496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q /A


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

                             AFG INVESTMENT TRUST C

                                   FORM 10-Q/A

                                      INDEX






PART I. FINANCIAL INFORMATION:                                                  Page
                                                                                ----
     Item 1. Financial Statements

                Statement of Financial Position
                at March 31, 2002 (Restated) and December 31, 2001                 3

                Statement of Operations
                for the three months ended March 31, 2002 (Restated) and 2001      4

                Statement of Changes in Participants' Capital
                for the three months ended March 31, 2002 (Restated)               5

                Statement of Cash Flows
                for the three months ended March 31, 2002 (Restated) and 2001      6

                Notes to the Financial Statements                                  7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              18

     Item 3. Quantitative and Qualitative Disclosures about Market Risk           27


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                   28

                             AFG INVESTMENT TRUST C

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)




                                                             March 31,      December 31,
                                                                2002            2001
                                                             (Restated)
                                                            ------------    ------------
ASSETS

Cash and cash equivalents                                  $       6,511   $   1,716,588
Rents receivable                                                 283,672         124,627
Accounts receivable - affiliate                                  204,248         103,602
Loan receivable - EFG/Kettle Development LLC                     146,174         176,070
Interest in EFG/Kettle Development LLC                         3,814,505       3,916,771
Interest in EFG Kirkwood LLC                                   4,471,443       3,002,735
Interest in MILPI Holdings, LLC                               10,160,283       8,518,577
Interest in C & D IT LLC                                       1,000,000               -
Investments - other                                              264,513         264,513
Other assets, net of accumulated amortization
  of $58,799 and $47,039 at March 31, 2002
  and December 31, 2001, respectively                            457,074         433,506
Equipment at cost, net of accumulated depreciation
  of $28,196,305 and $27,813,022 at March 31, 2002
  and December 31, 2001, respectively                         22,901,770      23,913,730
                                                           --------------  --------------

      Total assets                                         $  43,710,193   $  42,170,719
                                                           ==============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $  21,662,542   $  22,382,964
Note payable - affiliate                                         719,760               -
Accrued interest                                                 175,794          38,807
Accrued liabilities                                              168,303         135,019
Accrued liabilities - affiliates                                  80,222         150,695
Deferred rental income                                           277,357         277,357
Other liabilities                                              1,596,510       1,596,510
                                                           --------------  --------------
     Total liabilities                                        24,680,488      24,581,352
                                                           --------------  --------------


Participants' capital (deficit):
   Managing Trustee                                               13,834         (56,972)
   Special Beneficiary                                           114,128               -
   Class A Beneficiary interests (1,787,153 interests;
     initial purchase price of $25 each)                      20,973,718      19,984,706
   Class B Beneficiary interests (3,024,740 interests;
     initial purchase price of $5 each)                          266,392               -
   Treasury interests (223,861 Class A interests at cost)     (2,338,367)     (2,338,367)
                                                           --------------  --------------
     Total participants' capital                              19,029,705      17,589,367
                                                           --------------  --------------

     Total liabilities and participants' capital           $  43,710,193   $  42,170,719
                                                           ==============  ==============



The  accompanying  notes  are  an  integral  part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)



                                                        2001            2002
                                                     (Restated)
                                                    ------------    ------------
INCOME
Lease revenue                                      $   1,501,285   $   1,607,494
Interest income                                            3,620          68,917
Gain on sale of equipment                                 42,666          91,840
Other income                                                   -          30,047
                                                   --------------  --------------
  Total income                                         1,547,571       1,798,298
                                                   --------------  --------------

EXPENSES

Depreciation and amortization                            908,636         982,563
Interest expense                                         566,354         563,178
Interest expense - affiliate                               3,942               -
Management fees - affiliates                             111,392          92,811
Operating expenses                                       101,959         434,199
                                                   --------------  --------------
  Total expenses                                       1,692,283       2,072,751
                                                   --------------  --------------

EQUITY INTERESTS

Equity in net loss of EFG/Kettle Development LLC        (102,266)        (59,512)
Equity in net income of EFG Kirkwood LLC               1,468,708       1,571,349
Equity in net income of MILPI Holdings, LLC              218,608          38,379
                                                   --------------  --------------
  Total income from equity interests                   1,585,050       1,550,216
                                                   --------------  --------------

Net income                                         $   1,440,338   $   1,275,763
                                                   ==============  ==============


Net income
   per Class A Beneficiary Interest                $        0.55   $        0.51
                                                   ==============  ==============
   per Class B Beneficiary Interest                $        0.09   $        0.08
                                                   ==============  ==============
Cash distributions declared
   per Class A Beneficiary Interest                $           -   $           -
                                                   ==============  ==============
   per Class B Beneficiary Interest                $           -   $           -
                                                   ==============  ==============





   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)



                                          Managing           Special
                                           Trustee         Beneficiary     Class A Beneficiaries         -
                                                                           ---------------------
                                           Amount             Amount             Interests             Amount
                                       -----------------  ----------------  ---------------------  ----------------
 Balance at December 31, 2001          $        (56,972)  $              -              1,787,153  $     19,984,706

   Net income (Restated)                         70,806            114,128                      -           989,012
                                       -----------------  ----------------  ---------------------  ----------------

 Balance at March 31, 2002 (Restated)  $         13,834   $        114,128              1,787,153  $     20,973,718
                                       =================  ================  =====================  ================


                                      Class B Beneficiaries         -              Treasury
                                      ---------------------
                                            Interests             Amount           Interests           Total
                                            ---------------   ---------------   ---------------    ---------------
 Balance at December 31, 2001                      3,024,740  $              -  $     (2,338,367)  $     17,589,367

   Net income (Restated)                                   -           266,392                 -          1,440,338
                                       ---------------------  ----------------  -----------------  ----------------

 Balance at March 31, 2002 (Restated)              3,024,740  $        266,392  $     (2,338,367)  $     19,029,705
                                       =====================  ================  =================  ================
















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)
                                           2002


                                                            2002
                                                        (Restated)         2001
                                                       --------------  --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                                $1,440,338      $1,275,763
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                              908,636         982,563
Gain on sale of equipment                                  (42,666)        (91,840)
Income from equity interests                             (1,585,050)     (1,550,216)
Changes in assets and liabilities:
Rents receivable                                          (159,045)        215,863
Accounts receivable - affiliate                           (100,646)        306,148
Guarantee fee receivable                                      -            (30,047)
Interest receivable                                           -            (6,115)
Loan receivable - EFG/Kettle Development LLC                29,896            -
Other assets                                               (35,328)        (23,424)
Accrued interest                                           136,987          8,592
Accrued liabilities                                         33,284        (101,508)
Accrued liabilities - affiliates                           (70,473)         58,351
Deferred rental income                                        -            (25,075)
                                                        --------------  --------------
Net cash provided by operating activities                  555,933        1,019,055
                                                        --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                              157,750         147,000
Investments - other                                           -              500
Interest in C & D IT LLC                                 (1,000,000)          -
Dividend received from MILPI Holdings, LLC                1,000,092           -
Acquisition fees paid to affiliate                         (23,991)        (74,037)
Interest in MILPI Holdings, LLC                          (2,399,199)     (6,995,747)
                                                        --------------  --------------
Net cash used in investing activities                    (2,265,348)     (6,922,284)
                                                        --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from note payable - affiliate                     719,760            -
Principal payments - notes payable                        (720,422)      (1,179,414)
                                                        --------------  --------------
Net cash used in financing activities                       (662)        (1,179,414)
                                                        --------------  --------------

Net decrease in cash and cash equivalents                (1,710,077)     (7,082,643)
Cash and cash equivalents at beginning of period          1,716,588       8,848,816
                                                        --------------  --------------
Cash and cash equivalents at end of period                  $6,511        $1,766,173
                                                        ==============  ==============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                   $429,367        $554,586
                                                        ==============  ==============




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (RESTATED)

                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

After AFG Investment Trust C (the "Trust") filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002 with the United States Securities and Exchange Commission ("SEC"), the Trust determined that the amount recorded as interest expense in its financial statements required revision, as discussed below. The Trust determined that the amount previously recorded as interest expense was understated by $258,336. Accordingly, the Trust recorded an additional amount of interest expense, resulting in a decrease in net income for the quarter ended March 31, 2002 of $2,583 for the Managing Trustee, $21,312 for the Special Beneficiary, $184,694 or $.11 per Class A Beneficiary Interest and $49,747 and $.01 per Class B Beneficiary Interest, respectively. As a result, the accompanying financial statements for the quarter ended March 31, 2002 have been restated from the amounts previously reported.

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 and results of operations for the three months ended March 31, 2002 and 2001 have been made and are reflected. Certain amounts previously reported have been reclassified to conform to the March 31, 2002 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, participants capital, or net income (loss).


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

                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  -------------

Aircraft                                             36-48  $ 32,134,911
Manufacturing                                         0-17     9,053,648
Locomotives                                             24     4,574,489
Materials handling                                    0-11     3,124,651
Computer and peripherals                              0-14     1,716,673
Construction and mining                                  0       493,703
                                                            -------------
   Total equipment cost                                  -    51,098,075
   Accumulated depreciation                              -   (28,196,305)
                                                            -------------
   Equipment, net of accumulated depreciation            -  $ 22,901,770
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


                    Three           Three
                 months ended    months ended
                  March 31,       March 31,
                     2002            2001
                --------------  --------------
Total revenues  $     248,138   $     619,529
Total expenses       (384,827)       (855,205)
                --------------  --------------
Net loss        $    (136,689)  $    (235,676)
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

NOTE  9  -  NOTES  PAYABLE  AND  NOTES  PAYABLE  -  AFFILIATE
-------------------------------------------------------------

Notes payable at March 31, 2002 consisted of installment notes of $21,662,542 payable to banks and institutional lenders. The notes bear fixed interest rates ranging between 6.76% and 9.176%. All of the installment notes are non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments, as discussed below. Generally, the equipment-related installments notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to its interest in an aircraft leased to SAS in December 2003.

Management believes that the carrying amount of the note payable approximates fair value at March 31, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

  For the year ending March 31,   2003  $ 3,334,438
                                  2004   18,027,290
                                  2005      275,628
                                  2006       25,186
                                        -----------
..                                Total  $21,662,542
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

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                            2002         2001
                                          (Restated)
                                         -----------  -----------

Total Income (1):
   Equipment leasing                     $ 1,547,571  $ 1,798,298
   Real estate                                     -            -
                                         -----------  -----------
     Total                               $ 1,547,571  $ 1,798,298
                                         ===========  ===========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                     $   192,308  $   505,972
   Real estate                                21,043       21,038
                                         -----------  -----------
     Total                               $   213,351  $   527,010
                                         ===========  ===========

Interest Expense:
   Equipment leasing                     $   566,354  $   555,059
   Real estate                                 3,942        8,119
                                         -----------  -----------
     Total                               $   570,296  $   563,178
                                         ===========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $   908,636  $   966,113
   Real estate                                     -       16,450
                                         -----------  -----------
     Total                               $   908,636  $   982,563
                                         ===========  ===========

 Equity Interests:
   Equipment leasing                     $   218,608  $    38,379
   Real estate                             1,366,442    1,511,837
                                         -----------  -----------
     Total                               $ 1,585,050  $ 1,550,216
                                         ===========  ===========

 Net Income:                             $ 1,440,338  $ 1,275,763
                                         ===========  ===========

 Capital Expenditures:
   Equipment leasing                     $ 2,423,190  $ 7,069,784
   Real estate                             1,000,000            -
                                         -----------  -----------
     Total                               $ 3,423,190  $ 7,069,784
                                         ===========  ===========

 Assets:
   Equipment leasing                     $34,278,071  $42,951,601
   Real estate                             9,432,122    9,517,502
                                         -----------  -----------
     Total                               $43,710,193  $52,469,103
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

Interest expense on third party debt was $566,354 and $555,059 for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Trust also incurred $3,942 of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

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

                                  FORM 10-Q / A

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

After AFG Investment Trust C (the "Trust") filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002 with the United States Securities and Exchange Commission ("SEC"), the Trust determined that the amount recorded as interest expense in its financial statements required revision. As a result, the financial statements as of and for the quarter ended March 31, 2002 have been restated from amounts previously reported. The effects of the restatement are presented in Note 1 to the accompanying financial statements and have been reflected herein. The following should be read in conjunction with the restated financial statements including the notes thereto. The following discussion compares the restated March 31, 2002 financial condition and results of operations to the March 31, 2001 financial condition and results of operations.

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

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                            2002         2001
                                          (Restated)
                                         -----------  -----------

Total Income (1):
   Equipment leasing                     $ 1,547,571  $ 1,798,298
   Real estate                                     -            -
                                         -----------  -----------
     Total                               $ 1,547,571  $ 1,798,298
                                         ===========  ===========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                     $   192,308  $   505,972
   Real estate                                21,043       21,038
                                         -----------  -----------
     Total                               $   213,351  $   527,010
                                         ===========  ===========

Interest Expense:
   Equipment leasing                     $   570,296  $   555,059
   Real estate                                     -        8,119
                                         -----------  -----------
     Total                               $   570,296  $   563,178
                                         ===========  ===========

Depreciation and Amortization Expense:
   Equipment leasing                     $   908,636  $   966,113
   Real estate                                     -       16,450
                                         -----------  -----------
     Total                               $   908,636  $   982,563
                                         ===========  ===========

 Equity Interests:
   Equipment leasing                     $   218,608  $    38,379
   Real estate                             1,366,442    1,511,837
                                         -----------  -----------
     Total                               $ 1,585,050  $ 1,550,216
                                         ===========  ===========

 Net Income:                             $ 1,440,338  $ 1,275,763
                                         ===========  ===========

 Capital Expenditures:
   Equipment leasing                     $ 2,423,190  $ 7,069,784
   Real estate                             1,000,000            -
                                         -----------  -----------
     Total                               $ 3,423,190  $ 7,069,784
                                         ===========  ===========

 Assets:
   Equipment leasing                     $34,278,071  $42,951,601
   Real estate                             9,432,122    9,517,502
                                         -----------  -----------
     Total                               $43,710,193  $52,469,103
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

Interest expense on third party debt was $566,354 and $555,059 for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Trust also incurred $3,942 of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

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

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $555,933 and $1,019,055 for the three months ended March 31, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At March 31, 2002, the Trust was due aggregate future minimum lease payments of $8,631,094 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $21,662,542. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

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

The Trust obtained long-term financing in connection with certain equipment leases and a portion of its interest in MILPI. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At March 31, 2002, the Trust had third party debt obligations outstanding totaling $21,662,542. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period, which period generally coincides with the lease rental term. The amount of cash used to repay debt obligations may fluctuate in the future due to the financing of assets, which may be acquired. The Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to an aircraft leased to Scandinavian Airlines System. In addition, in February 2002, the Trust received debt proceeds of $719,760 from PLM in connection with the acquisition of the balance of the PLM common stock discussed above.

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

                                  FORM 10-Q/ A

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


                             AFG Investment Trust C


     By:     AFG  ASIT  Corporation,  a  Massachusetts
          corporation  and  the  Managing  Trustee  of
          the  Registrant.


     By:     ls/  Richard  K  Brock
             ----------------------
          Richard  K  Brock
          Chief Financial Officer and Treasurer of AFG ASIT Corp. (Duly Authorized Officer and
          Principal  Financial  and  Accounting  Officer)


     Date:     November  19,  2002

CERTIFICATION:

I,  Gary  D.  Engle,  certify  that:

1.     I  have  reviewed  this  quarterly  report on Form 10-Q of AFG Investment
Trust  C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;






                    /s/  Gary  D.  Engle
                    --------------------
                    Gary  D.  Engle
President  of  AFG  ASIT  Corporation,
 the  Managing  Trustee  of  the  Trust
(Principal  Executive  Officer)
                                    November  19,  2002

------

CERTIFICATION:

I,  Richard  K  Brock,  certify  that:

1.     I  have  reviewed  this  quarterly  report on Form 10-Q of AFG Investment
Trust  C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;



                    /s/  Richard  K  Brock
                    ----------------------
                    Richard  K  Brock
Chief  Financial  Officer  and  Treasurer  of  AFG  ASIT  Corp.,
the  Managing  Trustee  of  the  Trust
(Principal  Financial  and  Accounting  Officer)
                                     November  19,  2002

                                  Exhibit Index



99.1  Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act

99.2  Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act