Form 10-Q/A
period 2002-06-30
AFG INVESTMENT TRUST C
filed 2002-11-19
CIK 879496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

                             AFG INVESTMENT TRUST C

                                   FORM 10-Q/A

                                      INDEX






PART I. FINANCIAL INFORMATION:                                                         Page
                                                                                       ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2002 (Restated) and December 31, 2001                         3

                Statement of Operations
                for the three and six months ended June 30, 2002 (Restated) and 2001      4

                Statement of Changes in Participants' Capital
                for the six months ended June 30, 2002 (Restated)                         5

                Statement of Cash Flows
                for the six months ended June 30, 2002 (Restated) and 2001                6

                Notes to the Financial Statements                                         7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                     20

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                  30


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                          37

                             AFG INVESTMENT TRUST C

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)




                                                             June 30,     December 31,
                                                               2002           2001
                                                            (Restated)
                                                           ------------  --------------
ASSETS

Cash and cash equivalents                                  $ 1,144,750   $   1,716,588
Rents receivable                                               256,050         124,627
Accounts receivable - affiliate                                 29,726         103,602
Loan receivable - EFG/Kettle Development LLC                   146,174         176,070
Interest in EFG/Kettle Development LLC                       3,821,555       3,916,771
Interest in EFG Kirkwood LLC                                 3,757,663       3,002,735
Interest in MILPI Holdings, LLC                             10,463,296       8,518,577
Interest in C & D IT LLC                                     1,000,000               -
Investments - other                                            263,013         264,513
Other assets, net of accumulated amortization
  of $70,558 and $47,039 at June 30, 2002
  and December 31, 2001, respectively                          434,514         433,506
Equipment at cost, net of accumulated depreciation
  of $26,719,221 and $27,813,022 at June 30, 2002
  and December 31, 2001, respectively                       19,212,807      23,913,730
                                                           ------------  --------------

      Total assets                                         $40,529,548   $  42,170,719
                                                           ============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $19,922,187   $  22,382,964
Note payable - affiliate                                       719,760               -
Accrued interest                                               152,220          38,807
Accrued liabilities                                            100,896         135,019
Accrued liabilities - affiliates                                40,573         150,695
Deferred rental income                                         277,357         277,357
Other liabilities                                            1,596,510       1,596,510
                                                           ------------  --------------
     Total liabilities                                      22,809,503      24,581,352
                                                           ------------  --------------


Participants' capital (deficit):
   Managing Trustee                                            (13,097)        (56,972)
   Special Beneficiary                                               -               -
   Class A Beneficiary interests (1,787,153 interests;
     initial purchase price of $25 each)                    20,071,509      19,984,706
   Class B Beneficiary interests (3,024,740 interests;
     initial purchase price of $5 each)                              -               -
   Treasury interests (223,861 Class A interests at cost)   (2,338,367)     (2,338,367)
                                                           ------------  --------------
     Total participants' capital                            17,720,045      17,589,367
                                                           ------------  --------------

     Total liabilities and participants' capital           $40,529,548   $  42,170,719
                                                           ============  ==============


The  accompanying  notes  are  an  integral  part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                      For the three months ended           For the six months ended
                                                              June 30,                               June 30,
                                                                                              2002
                                                      2002                  2001           (Restated)           2001
                                              ------------------  -----------------  -----------------  ----------------
INCOME
Lease revenue                                 $       1,351,712   $      1,642,867   $      2,852,997   $     3,250,361
Interest income                                           2,810             35,069              6,430           103,986
Gain on sale of equipment                                61,267             22,159            103,933           113,999
Loss on sale of equipment                              (280,633)                 -           (280,633)                -
Other income                                                  -             55,089                  -            85,136
                                              ------------------  -----------------  -----------------  ----------------
  Total income                                        1,135,156          1,755,184          2,682,727         3,553,482
--------------------------------------------

EXPENSES

Depreciation and amortization                           773,325            981,586          1,681,961         1,964,149
Write-down of equipment                                 483,648                  -            483,648                 -
Interest expense                                        444,844            551,999          1,011,198         1,115,177
Interest expense - affiliate                              7,971                  -             11,913                 -
Management fees - affiliates                            105,344            123,910            216,736           216,721
Operating expenses                                      225,967            313,985            327,926           748,184
  Total expenses                                      2,041,099          1,971,480          3,733,382         4,044,231
--------------------------------------------

EQUITY INTERESTS

Equity in net income (loss) of EFG/Kettle
  Development LLC                                         7,050           (449,031)           (95,216)         (508,543)
Equity in net income (loss) of EFG
  Kirkwood LLC                                         (713,780)          (584,110)           754,928           987,239
Equity in net income of MILPI Holdings, LLC             303,013             71,679            521,621           110,058
  Total income (loss) from equity interests            (403,717)          (961,462)         1,181,333           588,754
--------------------------------------------

Net income (loss)                             $      (1,309,660)  $     (1,177,758)  $        130,678   $        98,005
                                              ------------------  -----------------  -----------------  ----------------

         ---                                                ---
Net income (loss)
   per Class A Beneficiary Interest           $           (0.50)  $          (0.20)  $           0.05   $          0.31
   per Class B Beneficiary Interest           $           (0.09)  $          (0.19)  $              -   $         (0.10)
                                              ==================  =================  =================  ================
Cash distributions declared
   per Class A Beneficiary Interest           $               -   $              -   $              -   $             -
   per Class B Beneficiary Interest           $               -   $              -   $              -   $             -
                                              ==================  =================  =================  ================

The  accompanying  notes  are  an  integral  part of these financial statements.

                             AFG INVESTMENT TRUST C

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)




                                          Managing           Special
                                           Trustee         Beneficiary     Class A Beneficiaries         -
                                                                           ---------------------
                                           Amount             Amount             Interests             Amount
                                       -----------------  ----------------  ---------------------  ----------------
 Balance at December 31, 2001         $        (56,972)  $              -              1,787,153  $     19,984,706

   Net income (Restated)                        43,875                  -                      -            86,803
                                      -----------------  ----------------  ---------------------  ----------------

 Balance at June 30, 2002 (Restated)  $        (13,097)  $              -              1,787,153  $     20,071,509
                                      =================  ================  =====================  ================



                                      Class B Beneficiaries         -              Treasury
                                      ---------------------
                                            Interests             Amount           Interests           Total
                                            ---------------   ---------------   ---------------    ---------------
 Balance at December 31, 2001                     3,024,740  $              -  $     (2,338,367)  $     17,589,367

   Net income (Restated)                                  -                 -                 -            130,678
                                      ---------------------  ----------------  -----------------  ----------------

 Balance at June 30, 2002 (Restated)              3,024,740  $              -  $     (2,338,367)  $     17,720,045
                                      =====================  ================  =================  ================




















The  accompanying  notes  are  an  integral  part of these financial statements.

                             AFG INVESTMENT TRUST C

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                            2002
                                                        (Restated)         2001
                                                       --------------  --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                             $     130,678   $      98,005
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                            1,681,961       1,964,149
  Loss (gain) on sale of equipment                           176,700        (113,999)
  Write-down of equipment                                    483,648               -
  Income from equity interests                            (1,181,333)       (588,754)
Changes in assets and liabilities:
  Rents receivable                                          (131,423)        152,783
  Accounts receivable - affiliate                             73,876         289,783
  Guarantee fee receivable                                         -         (54,536)
  Interest receivable                                              -         (12,864)
  Other assets                                               (24,527)       (105,254)
  Accrued interest                                           113,413            (432)
  Accrued liabilities                                        (34,123)       (199,846)
  Accrued liabilities - affiliates                          (110,122)        101,358
  Deferred rental income                                           -          (4,718)
  Other liabilities                                                -          71,268
                                                       --------------  --------------
    Net cash provided by operating activities              1,178,748       1,596,943
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                              2,382,133         174,150
Investments - other                                            1,500             500
Loan receivable - EFG/Kettle Development LLC                  29,896               -
Interest in C & D IT LLC                                  (1,000,000)              -
Dividend received from MILPI Holdings, LLC                 1,000,092               -
Acquisition fees paid to affiliate                           (23,991)        (74,037)
Interest in MILPI Holdings, LLC                           (2,399,199)     (6,995,747)
                                                       --------------  --------------
    Net cash used in investing activities                     (9,569)     (6,895,134)
                                                       --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from note payable                                         -         471,032
Proceeds from note payable - affiliate                       719,760               -
Principal payments - notes payable                        (2,460,777)     (2,563,464)
                                                       --------------  --------------
    Net cash used in financing activities                 (1,741,017)     (2,092,432)
                                                       --------------  --------------

Net decrease in cash and cash equivalents                   (571,838)     (7,390,623)
Cash and cash equivalents at beginning of period           1,716,588       8,848,816
                                                       --------------  --------------
Cash and cash equivalents at end of period             $   1,144,750   $   1,458,193
                                                       ==============  ==============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest               $     897,785   $   1,115,609
                                                       ==============  ==============


The  accompanying  notes  are  an  integral  part of these financial statements.

                             AFG INVESTMENT TRUST C

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (RESTATED)

                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

After AFG Investment Trust C (the "Trust") filed its quarterly report on Form 10-Q for the quarter ended June 30, 2002 with the United States Securities and Exchange Commission ("SEC"), the Trust determined that the amount recorded as interest expense in its financial statements for the quarter ended March
31, 2002 required revision. The Trust determined that the amount previously recorded as interest expense for the quarter ended March 31, 2002 was understated by $258,336. Accordingly, the Trust recorded an additional amount of interest expense for the quarter ended March 31, 2002, resulting in a reallocation of the net loss for the quarter ended June 30, 2002 of an increased loss of $73,642 or $.04 per Class A Beneficiary Interest and an increased loss of $49,747 and $.01 per Class B Beneficiary Interest, respectively. As a result, the accompanying financial statements for the six months ended June 30, 2002 have been restated from the amounts previously reported.

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2002 and December 31, 2001 and results of operations for the three and six month periods ended June 30, 2002 and 2001 have been made and are reflected. Certain amounts previously reported have been reclassified to conform to the June 30, 2002 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, participants capital, or net income (loss).



The table below details the restated allocation of income (loss) in each of the quarters for the six months ended June 30, 2002:


                            Managing      Special         Class A          Class B        Treasury
                            Trustee     Beneficiary    Beneficiaries    Beneficiaries    Interests       Total
December 31, 2001          $ (56,972)  $          -   $   19,984,706   $            -   $(2,338,367)  $17,589,367

Net income (restated)         70,806        114,128          989,012          266,392             -     1,440,338
                           ----------  -------------  ---------------  ---------------  ------------  ------------
March 31, 2002 (restated)     13,834        114,128       20,973,718          266,392    (2,338,367)   19,029,705

Net loss (restated)          (26,931)      (114,128)        (909,209)        (266,392)            -    (1,309,660)
                           ----------  -------------  ---------------  ---------------  ------------  ------------
June 30, 2002 (restated)   $ (13,079)  $          -   $   20,064,509   $            -   $(2,338,367)  $17,720,045
                           ==========  =============  ===============  ===============  ============  ============





NOTE  2  -  REVENUE  RECOGNITION
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


                 Three months     Three months      Six months       Six months
                     ended            ended            ended            ended
                 June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001
                ---------------  ---------------  ---------------  ---------------
Total revenues  $    1,028,748   $      575,770   $    1,276,886   $    1,195,299
Total expenses      (1,102,604)        (722,438)      (1,487,431)      (1,577,643)
                ---------------  ---------------  ---------------  ---------------
Net loss        $      (73,856)  $     (146,668)  $     (210,545)  $     (382,344)
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



                         For the Three    For the Three    For the Six     For the Six
                         Months Ended     Months Ended     Months Ended    Months Ended
                         June 30, 2002    June 30, 2001   June 30, 2002   June 30, 2001
                        ---------------  ---------------  --------------  --------------
Mountain Resort
----------------------
     Total revenues     $    4,070,745   $   4, 400,053   $   20,476,082  $   20,560,862
     Total expenses          5,359,278        6,064,728       16,564,726      17,347,954
     Income taxes                  800           52,243            6,208          52,243
                        ---------------  ---------------  --------------  --------------
     Net income (loss)  $   (1,289,333)  $   (1,716,918)  $    3,905,148  $    3,160,665
                        ---------------  ---------------  --------------  --------------

Purgatory Ski Resort
----------------------
     Total revenues     $      478,830   $      759,484   $    9,881,884  $   11,146,188
     Total expenses          3,175,826        2,598,400        9,284,346       8,576,123
                        ---------------  ---------------  --------------  --------------
     Net income (loss)  $   (2,696,996)  $   (1,838,916)  $      597,538  $    2,570,065
                        ---------------  ---------------  --------------  --------------

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

NOTE  9  -  NOTES  PAYABLE  AND  NOTES  PAYABLE  -  AFFILIATE
-------------------------------------------------------------

Notes payable at June 30, 2002 consisted of installment notes of $19,922,187 payable to banks and institutional lenders. The notes bear fixed interest rates
ranging  between  7.93%  and  9.176%.   All  of  the  installment  notes  are
non-recourse and are collateralized by the Trust's equipment and assignment of the related lease payments, as discussed below. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to its interest in an aircraft leased to SAS in December 2003.

Management believes that the carrying amount of the note payable approximates fair value at June 30, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

  For the year ending June 30,   2003  $ 2,866,125
                                 2004   16,931,546
                                 2005      124,516
                                       -----------
..                               Total  $19,922,187
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

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.

                                         Three months ended June 30,  Six months ended June 30,
                                                                         2002
                                             2002           2001       (Restated)      2001
Total Income (1):
   Equipment leasing                     $ 1,135,156   $   1,755,184   $ 2,682,727  $3,553,482
   Real estate                                     -               -             -           -
                                         ------------  --------------  -----------  ----------
     Total                               $ 1,135,156   $   1,755,184   $ 2,682,727  $3,553,482
                                         ============  ==============  ===========  ==========

Operating Expenses and Management Fees:
   Equipment leasing                     $   309,676   $     416,438   $   501,984  $  933,145
   Real estate                                21,635          21,457        42,678      31,760
                                         ------------  --------------  -----------  ----------
     Total                               $   331,311   $     437,895   $   544,662  $  964,905
                                         ============  ==============  ===========  ==========

Interest Expense:
   Equipment leasing                     $   452,815   $     546,264   $ 1,023,111  $1,101,323
   Real estate                                     -           5,735             -      13,854
                                         ------------  --------------  -----------  ----------
     Total                               $   452,815   $     551,999   $ 1,023,111  $1,115,177
                                         ============  ==============  ===========  ==========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                     $ 1,256,973   $     965,136   $ 2,165,609  $1,931,249
   Real estate                                     -          16,450             -      32,900
                                         ------------  --------------  -----------  ----------
     Total                               $ 1,256,973   $     981,586   $ 2,165,609  $1,964,149
                                         ============  ==============  ===========  ==========

 Equity Interests:
   Equipment leasing                     $   303,013   $      71,679   $   521,621  $  110,058
   Real estate                              (706,730)     (1,033,141)      659,712     478,696
                                         ------------  --------------  -----------  ----------
     Total                               $  (403,717)  $    (961,462)  $ 1,181,333  $  588,754
                                         ============  ==============  ===========  ==========

 Net Income (Loss):                      $(1,309,660)  $  (1,177,758)  $   130,678  $   98,005
                                         ============  ==============  ===========  ==========


 Capital Expenditures:
   Equipment leasing                     $         -   $           -   $ 2,423,190  $7,069,784
   Real estate                                     -               -     1,000,000           -
                                         ------------  --------------  -----------  ----------
     Total                               $         -   $           -   $ 3,423,190  $7,069,784
                                         ============  ==============  ===========  ==========


 .                                       As of         As of
 .                                       June 30,      December 31,
 .                                              2002            2001
 Assets:
   Equipment leasing                     $31,950,330   $  35,251,213
   Real estate                             8,579,218       6,919,506
                                         ------------  --------------
     Total                               $40,529,548   $  42,170,719
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

Interest expense on third party debt was $444,844and $1,023,111, respectively for the three and six months ended June 30, 2002 compared to $546,264 and $1,101,323, respectively, for the same periods in 2001. During the three and six months ended June 30, 2002, the Trust also incurred $7,971 and $11,913, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

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

                                   FORM 10-Q/A

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

After AFG Investment Trust C (the "Trust") filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002 with the United States Securities and Exchange Commission ("SEC"), the Trust determined that the amount recorded as interest expense in its financial statements required revision. As a result, the financial statements as of and for the quarter ended March 31, 2002 have been restated from amounts previously reported. The effects of the restatement on the six months ended June 30, 2002 are presented in Note 1 to the accompanying financial statements and have been reflected herein. The following should be read in conjunction with the restated financial statements including the notes thereto. The following discussion compares the restated six months ended June 30, 2002 financial condition and results of operations to the June 30, 2001 financial condition and results of operations.


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

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.





                                        Three months ended June 30,    Six months ended June 30,
                                                  .          .            2002          .
                                             2002           2001       (Restated)      2001
Total Income (1):
   Equipment leasing                     $ 1,135,156   $   1,755,184   $ 2,682,727  $3,553,482
   Real estate                                     -               -             -           -
                                         ------------  --------------  -----------  ----------
     Total                               $ 1,135,156   $   1,755,184   $ 2,682,727  $3,553,482
                                         ============  ==============  ===========  ==========

Operating Expenses and Management Fees:
   Equipment leasing                     $   309,676   $     416,438   $   501,984  $  933,145
   Real estate                                21,635          21,457        42,678      31,760
                                         ------------  --------------  -----------  ----------
     Total                               $   331,311   $     437,895   $   544,662  $  964,905
                                         ============  ==============  ===========  ==========

Interest Expense:
   Equipment leasing                     $   452,815   $     546,264   $ 1,023,111  $1,101,323
   Real estate                                     -           5,735             -      13,854
                                         ------------  --------------  -----------  ----------
     Total                               $   452,815   $     551,999   $ 1,023,111  $1,115,177
                                         ============  ==============  ===========  ==========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                     $ 1,256,973   $     965,136   $ 2,165,609  $1,931,249
   Real estate                                     -          16,450             -      32,900
                                         ------------  --------------  -----------  ----------
     Total                               $ 1,256,973   $     981,586   $ 2,165,609  $1,964,149
                                         ============  ==============  ===========  ==========

 Equity Interests:
   Equipment leasing                     $   303,013   $      71,679   $   521,621  $  110,058
   Real estate                              (706,730)     (1,033,141)      659,712     478,696
                                         ------------  --------------  -----------  ----------
     Total                               $  (403,717)  $    (961,462)  $ 1,181,333  $  588,754
                                         ============  ==============  ===========  ==========

 Net Income (Loss):                      $(1,309,660)  $  (1,177,758)  $   130,678  $   98,005
                                         ============  ==============  ===========  ==========


 Capital Expenditures:
   Equipment leasing                     $         -   $           -   $ 2,423,190  $7,069,784
   Real estate                                     -               -     1,000,000           -
                                         ------------  --------------  -----------  ----------
     Total                               $         -   $           -   $ 3,423,190  $7,069,784
                                         ============  ==============  ===========  ==========


 .                                       As of         As of
 .                                       June 30,      December 31,
 .                                              2002            2001
 Assets:
   Equipment leasing                     $31,950,330   $  35,251,213
   Real estate                             8,579,218       6,919,506
                                         ------------  --------------
     Total                               $40,529,548   $  42,170,719
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

Interest expense on third party debt was $444,844 and $1,011,198, respectively for the three and six months ended June 30, 2002 compared to $546,264 and $1,101,323, respectively, for the same periods in 2001. During the three and six months ended June 30, 2002, the Trust also incurred $7,971 and $11,913, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

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


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,178,748 and $1,596,943 for the six months ended June 30, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At June 30, 2002, the Trust was due aggregate future minimum lease payments of $6,442,983 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $19,922,187. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

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

The Trust obtained long-term financing in connection with certain equipment leases and a portion of its interest in MILPI. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At June 30, 2002, the Trust had third party debt obligations outstanding totaling $19,922,187. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period, which period generally coincides with the lease rental term. The amount of cash used to repay debt obligations may fluctuate in the future due to the financing of assets, which may be acquired. The Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to an aircraft leased to Scandinavian Airlines System. Repayment of the balloon debt obligations will be dependent upon the negotiations of future lease contracts or future sale of these assets or alternatively, the use of working capital. In addition, in February 2002, the Trust received debt proceeds of $719,760 from PLM in connection with the acquisition of the balance of the PLM common stock discussed above.

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

                                   FORM 10-Q/A

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