Form 10-Q
period 2002-09-30
AFG INVESTMENT TRUST C
filed 2002-11-19
CIK 879496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 2002
                                            -----------------------

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

                             AFG INVESTMENT TRUST C

                                    FORM 10-Q

                                      INDEX






PART I. FINANCIAL INFORMATION:                                                   Page
                                                                                 ----
     Item 1. Financial Statements

                Statements of Financial Position
                at September 30, 2002 and December 31, 2001                         3

                Statements of Operations
                for the Three and Nine Months Ended September 30, 2002 and 2001     4

                Statement of Changes in Participants' Capital
                for the Nine Months Ended September 30, 2002                        5

                Statements of Cash Flows
                for the Nine Months Ended September 30, 2002 and 2001               6

                Notes to the Financial Statements                                   7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               20

     Item 3. Quantitative and Qualitative Disclosures about Market Risk            30

     Item 4. Controls and Procedures                                               30

PART II. OTHER INFORMATION:

     Item 1 - 6                                                                    31

                             AFG INVESTMENT TRUST C

                        STATEMENTS OF FINANCIAL POSITION

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)

                                                            September 30,    December 31,
                                                                2002             2001
                                                           ---------------  --------------
ASSETS

Cash and cash equivalents                                  $      857,210   $   1,716,588
Rents receivable                                                   47,849         124,627
Accounts receivable - affiliate                                   109,637         103,602
Loan receivable - EFG/Kettle Development LLC                      145,224         176,070
Interest in EFG/Kettle Development LLC                          3,781,524       3,916,771
Interest in EFG Kirkwood LLC                                    2,957,331       3,002,735
Interest in MILPI Holdings, LLC                                10,502,187       8,518,577
Interest in C & D IT LLC                                        1,000,000               -
Investments - other                                               262,787         264,513
Other assets, net of accumulated amortization
  of $82,317 and $47,039 at September 30, 2002
  and December 31, 2001, respectively                             410,923         433,506
Equipment at cost, net of accumulated depreciation
  of $27,316,476 and $27,813,022 at September 30, 2002
  and December 31, 2001, respectively                          18,437,522      23,913,730
                                                           ---------------  --------------

      Total assets                                         $   38,512,194   $  42,170,719
                                                           ===============  ==============

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $   19,263,085   $  22,382,964
Note payable - affiliate                                          719,760               -
Accrued interest                                                  133,111          38,807
Accrued interest - affiliate                                       19,972               -
Accrued liabilities                                               231,158         135,019
Accrued liabilities - affiliates                                   31,905         150,695
Deferred rental income                                              8,062         277,357
Other liabilities                                               1,598,455       1,596,510
                                                           ---------------  --------------
     Total liabilities                                         22,005,508      24,581,352
                                                           ---------------  --------------

Participants' capital (deficit):
   Managing Trustee                                               (25,231)        (56,972)
   Special Beneficiary                                                  -               -
   Class A Beneficiary interests (1,787,153 interests;
     initial purchase price of $25 each)                       18,870,284      19,984,706
   Class B Beneficiary interests (3,024,740 interests;
     initial purchase price of $5 each)                                 -               -
   Treasury interests (223,861 Class A interests at cost)      (2,338,367)     (2,338,367)
                                                           ---------------  --------------
     Total participants' capital                               16,506,686      17,589,367
                                                           ---------------  --------------

     Total liabilities and participants' capital           $   38,512,194   $  42,170,719
                                                           ===============  ==============






   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                            STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                        For the Three Months Ended              For the Nine Months Ended
                                                                    September 30,                      September 30,
                                                             2002             2001                2002               2001
                                                   ------------------  -----------------  -----------------  ----------------

REVENUES

Lease revenue                                      $       1,333,477   $      1,690,959   $      4,186,474   $     4,941,320
Interest income                                                3,842             22,425             10,272           126,411
Gain on sale of equipment                                      2,506              7,634            106,439           121,633
Loss on sale of equipment                                     (8,028)                 -           (288,661)                -
Other income                                                       -             15,369                  -           100,505
                                                   ------------------  -----------------  -----------------  ----------------
  Total revenues                                           1,331,797          1,736,387          4,014,524         5,289,869
                                                   ------------------  -----------------  -----------------  ----------------

EXPENSES

Depreciation and amortization                                773,043            979,590          2,455,004         2,943,739
Write-down of equipment                                            -                  -            483,648                 -
Interest expense                                             442,070            435,032          1,453,268         1,550,209
Interest expense - affiliate                                   8,059                  -             19,972                 -
Management fees - affiliates                                 104,473             63,959            321,209           280,680
Operating expenses - affiliate                                87,866            248,468            232,317           996,652
Operating expenses                                           328,173                  -            511,648                 -
                                                   ------------------  -----------------  -----------------  ----------------
  Total expenses                                           1,743,684          1,727,049          5,477,066         5,771,280
                                                   ------------------  -----------------  -----------------  ----------------
EQUITY INTERESTS

Equity in net loss of EFG/Kettle Development LLC             (40,031)           (13,455)          (135,247)         (521,998)
Equity in net income (loss) of EFG Kirkwood LLC             (800,332)          (774,605)           (45,404)          212,634
Equity in net income of MILPI Holdings, LLC                   38,891            474,256            560,512           584,314
                                                   ------------------  -----------------  -----------------  ----------------
  Total income (loss) from equity interests                 (801,472)          (313,804)           379,861           274,950
                                                   ------------------  -----------------  -----------------  ----------------

Net loss                                           $      (1,213,359)  $       (304,466)  $     (1,082,681)  $      (206,461)
                                                   ------------------  -----------------  -----------------  ----------------



Net income (loss)
   per Class A Beneficiary Interest                $           (0.67)  $          (0.17)  $          (0.62)  $          0.14
   per Class B Beneficiary Interest                $               -   $              -   $              -   $         (0.11)
                                                   ==================  =================  =================  ================
Cash distributions declared
   per Class A Beneficiary Interest                $               -   $              -   $              -   $             -
   per Class B Beneficiary Interest                $               -   $              -   $              -   $             -
                                                   ==================  =================  =================  ================
Weighted Average Class A Beneficiary
   Interest Outstanding                                    1,787,153          1,787,153          1,787,153         1,787,153
Weighted Average Class B Beneficiary
  Interests Outstanding                                    3,024,740          3,024,740          3,024,740         3,024,740




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)




                                     Managing           Special
                                      Trustee         Beneficiary     Class A Beneficiaries          -
                                                                      ---------------------
                                      Amount             Amount             Interests             Amount
                                  ---------------    ---------------        ---------------   ---------------
 Balance at December 31, 2001    $        (56,972)  $              -              1,787,153  $     19,984,706

   Net income (loss)                       31,741                  -                      -        (1,114,422)
                                 -----------------  ----------------  ---------------------  -----------------

 Balance at September 30, 2002   $        (25,231)  $              -              1,787,153  $     18,870,284
                                 =================  ================  =====================  =================



                                 Class B Beneficiaries         -              Treasury
                                 ---------------------
                                       Interests             Amount           Interests            Total
                                       ---------------   ---------------   ---------------    ---------------
 Balance at December 31, 2001                3,024,740  $              -  $     (2,338,367)  $     17,589,367

   Net income (loss)                                 -                 -                 -         (1,082,681)
                                 ---------------------  ----------------  -----------------  -----------------

 Balance at September 30, 2002               3,024,740  $              -  $     (2,338,367)  $     16,506,686
                                 =====================  ================  =================  =================



















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                              2002            2001
..                                                         ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                                 $  (1,082,681)  $    (206,461)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                              2,455,004       2,943,739
  Gain on sale of equipment                                   (106,439)       (121,633)
  Loss on sale of equipment                                    288,661               -
  Write-down of equipment                                      483,648               -
  Income from equity interests                                (379,861)       (274,950)
Changes in assets and liabilities:
  Rents receivable                                              76,778          41,441
  Accounts receivable - affiliate                               (6,035)        336,617
  Guarantee fee receivable                                           -         126,000
  Interest receivable                                                -           8,420
  Other assets                                                 (12,695)        (44,904)
  Accrued interest                                              94,304        (159,131)
  Accrued interest - affiliate                                  19,972               -
  Accrued liabilities                                           96,139        (167,758)
  Accrued liabilities - affiliates                            (118,790)         29,740
  Deferred rental income                                      (269,295)          3,899
  Other liabilities                                              1,945          71,269
                                                         --------------  --------------
    Net cash provided by operating activities                1,540,655       2,586,288
                                                         --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                2,390,612         181,784
Investments - other                                              1,726             500
Loan receivable - EFG/Kettle Development LLC                    30,846               -
Interest in C & D IT LLC                                    (1,000,000)              -
Dividend received from MILPI Holdings, LLC                   1,000,092               -
Acquisition fees paid to affiliate                             (23,991)        (74,037)
Interest in MILPI Holdings, LLC                             (2,399,199)     (6,995,746)
                                                         --------------  --------------
    Net cash provided by (used in) investing activities             86      (6,887,499)
                                                         --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from note payable                                     485,000         471,032
Proceeds from note payable - affiliate                         719,760               -
Principal payments - notes payable                          (3,604,879)     (3,359,342)
                                                         --------------  --------------
    Net cash used in financing activities                   (2,400,119)     (2,888,310)
                                                         --------------  --------------

Net decrease in cash and cash equivalents                     (859,378)     (7,189,521)
Cash and cash equivalents at beginning of period             1,716,588       8,848,816
                                                         --------------  --------------
Cash and cash equivalents at end of period               $     857,210   $   1,659,295
                                                         ==============  ==============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                 $   1,358,964   $   1,709,340
                                                         ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST C

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2002 and December 31, 2001, results of operations for the three and nine month periods ended September 30, 2002 and 2001 and the statement of changes in participants capital and statements of cash flows for the nine months ended September 30, 2002 have been made and are reflected. Certain amounts previously reported have been reclassified to conform to the September 30, 2002 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, participants' capital, or net income (loss).

The table below details the allocation of income (loss) in each of the quarters for the nine months ended September 30, 2002:



..                           Managing      Special         Class A          Class B        Treasury
Participants' Capital       Trustee     Beneficiary    Beneficiaries    Beneficiaries    Interests       Total
December 31, 2001          $ (56,972)  $          -   $   19,984,706   $            -   $(2,338,367)  $17,589,367

Net income (restated)         70,806        114,128          989,012          266,392             -     1,440,338
                           ----------  -------------  ---------------  ---------------  ------------  ------------
March 31, 2002 (restated)     13,834        114,128       20,973,718          266,392    (2,338,367)   19,029,705

Net loss (restated)          (26,931)      (114,128)        (902,209)        (266,392)            -    (1,309,660)
                           ----------  -------------  ---------------  ---------------  ------------  ------------
June 30, 2002  (restated)    (13,097)             -       20,071,509                -    (2,338,367)   17,720,045

Net loss                     (12,134)             -       (1,201,225)               -             -    (1,213,359)
                           ----------  -------------  ---------------  ---------------  ------------  ------------
September 30, 2002         $ (25,231)  $          -   $   18,870,284   $            -   $(2,338,367)  $16,506,686
                           ==========  =============  ===============  ===============  ============  ============




NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to being earned are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date of December 31, 2004. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as AFG ASIT Corporation, the managing trustee of the Trust (the "Managing Trustee") and the Trust's advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $5,193,451 are due as follows:

For the year ending September 30,   2003  $4,684,769
                                    2004     416,538
                                    2005      92,144
                                          ----------

..                                  Total  $5,193,451
                                          ==========



NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at September 30, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.

                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  -------------
Aircraft                                             15-33  $ 32,134,911
Manufacturing                                         0-11     8,857,157
Materials handling                                     0-5     2,848,759
Computer and peripherals                               0-8     1,716,673
Other                                                   11       196,498
                                                            -------------
   Total equipment cost                                  -    45,753,998
   Accumulated depreciation                              -   (27,316,476)
                                                            -------------
   Equipment, net of accumulated depreciation            -  $ 18,437,522
                                                            =============


Equipment with an approximate original cost of $33,768,000 is proportionately owned with other affiliated entities.

All of the aircraft and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $33,409,000 and a net book value of approximately $17,229,000 at September 30, 2002.

The summary above includes equipment held for sale or re-lease with an original cost of approximately $2,776,000 and a net book value of approximately $32,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

The Trust accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the nine months ended September 30, 2002, the Trust recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.


NOTE  4  -  INTEREST  IN  EFG/KETTLE  DEVELOPMENT  LLC
------------------------------------------------------

On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries own a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280 acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 123 residential units have been constructed and sold. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

The Trust's ownership share in EFG/Kettle Development LLC is 50.604% and had a cost of $4,472,129, including a 1% acquisition fee of $44,729 paid to Equis Financial Group L.P., ("EFG"). The acquisition was funded with cash of $3,139,648 and a non-recourse note for $1,332,481, which was repaid as of December 31, 2001.

The Trust's cost basis in this joint venture was approximately $658,000 greater than its equity interest in the underlying net assets at December 31, 1999. This difference was being amortized using a period of 10 years. The amount amortized had been included in amortization expense as an offset to Interest in EFG / Kettle Valley Development LLC and was $49,350 during the nine months ended
September 30, 2001. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142"), the discontinuance of goodwill amortization was effective as of January 1, 2002.

The Trust accounts for its interest in Kettle Valley using the equity method of accounting. Under the equity method of accounting, the Trust's interest is (i) increased (decreased) to reflect the Trust's share of income (loss) of the joint venture and (ii) decreased to reflect any distributions the Trust received from the joint venture. The Trust's interest was decreased by $40,031 and decreased by $135,247, respectively, during the three and nine month periods ended September 30, 2002 and decreased by $13,455 and $521,998, respectively, during the same periods in 2001, reflecting the Trust's share of income/loss from Kettle Valley. No distributions were received from Kettle Valley during the three and nine months ended September 30, 2002 and 2001.

In addition, the seller of the Trust's interest in Kettle Valley purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Buyers and leased to Scandinavian Airlines System ("SAS"). The seller paid $3,013,206 to the Buyers ($1,524,803, or 50.604% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Buyers in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is included in Other Liabilities on the accompanying Statements of Financial Position at both September 30, 2002 and December 31, 2001.

The  table  below  provides comparative summarized income statement data for KVD
LP. KVD LP has a January 31 fiscal year end. The Trust has a December 31 fiscal year end. The operating results of KVD LP shown below have been conformed to the three and nine months ended September 30, 2002 and 2001.



                    Three Months          Three Months          Nine Months           Nine Months
                       Ended                 Ended                 Ended                 Ended
                 September 30, 2002    September 30, 2001    September 30, 2002    September 30, 2001
                --------------------  --------------------  --------------------  --------------------
Total revenues  $         1,004,247   $           766,593   $         2,291,218   $         1,951,907
Total expenses           (1,162,948)          (   798,006)           (2,662,128)           (2,746,612)
                --------------------  --------------------  --------------------  --------------------
Net loss        $          (158,701)             ($31,413)  $          (370,910)            ($794,705)
                ====================  ====================  ====================  ====================



EFG/Kettle Development LLC owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the nine months ended September 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from EFG/Kettle Development includes a loss of $41,818 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.

NOTE  5  -  INTEREST  IN  EFG  KIRKWOOD  LLC
--------------------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and an affiliated corporation, Semele Group Inc. ("Semele"), formed a joint venture, EFG Kirkwood LLC ("EFG Kirkwood"), for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

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

The Trust's ownership interest in EFG Kirkwood had an original cost of $3,994,150; including a 1% acquisition fee of $39,546 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded a loss of $800,332 and $45,404 for the three and nine months ended September 30, 2002, respectively, compared to a loss of $774,605 and income of $212,634, respectively, for the same periods in 2001, representing its pro-rata share of the net income (loss) of EFG Kirkwood. The operating results of EFG Kirkwood for the nine months ended September 30, 2002 included additional equity income of $106,700 related to the difference between the purchase price and the fair value of EFG Kirkwood's investment in Mountain Resort. No distributions were received from EFG Kirkwood in the three and nine months ended September 30, 2002.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three and nine months ended September 30, 2002 and 2001. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been conformed to the three and nine months ended September 30, 2002 and 2001.



                         For the Three    For the Three    For the Nine     For the Nine
                         Months Ended     Months Ended     Months Ended     Months Ended
                         September 30,    September 30,    September 30,    September 30,
                             2002             2001             2002             2001
                        ---------------  ---------------  ---------------  ---------------
Mountain Resort
----------------------
     Total revenues     $    2,081,696   $    1,843,196   $   22,557,778   $   22,412,384
     Total expenses         (4,583,163)      (4,395,043)     (21,147,362)     (21,793,819)
                        ---------------  ---------------  ---------------  ---------------
     Net income (loss)  $   (2,501,467)  $   (2,551,847)  $    1,410,416   $      618,565
                        ---------------  ---------------  ---------------  ---------------

Purgatory Ski Resort
----------------------
     Total revenues     $    1,166,268   $      868,486   $   11,048,152   $   12,014,674
     Total expenses         (3,271,373)      (2,966,166)     (12,555,719)     (11,542,289)
                        ---------------  ---------------  ---------------  ---------------
     Net income (loss)  $   (2,105,105)  $   (2,097,680)  $   (1,507,567)  $      472,385
                        ---------------  ---------------  ---------------  ---------------




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

Effective February 2002, the Trust has a 37.5% membership interest in MILPI having an original cost of $9,967,182. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $9,802,945, capitalized transaction costs of $66,209 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $98,028. The Trust capitalized these transaction costs, of which $28,211 was amortized during the nine months ended September 30, 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended September 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are directors and officers of the Trust, respectively, are also officers and directors of, and own significant stock in Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income $38,891 and $560,512, respectively, during the three and nine months ended September 30, 2002, compared to income of $474,256 and $584,314, respectively, for the same periods in 2001, which represented its pro-rata share of the net income of MILPI. On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $1,000,092.

The table below provides summarized income statement data for MILPI for the three and nine months ended September 30, 2002 and 2001. As discussed above, approximately 83% of PLM's common stock was acquired in February 2001 with the remaining interest acquired in February 2002.



..                             Three Months         Three Months          Nine Months          Nine Months
..                                 Ended                Ended                Ended                Ended
..                          September 30, 2002   September 30, 2001   September 30, 2002   September 30, 2001
                           -------------------  -------------------  -------------------  -------------------
 Total revenues            $           978,111  $         3,600,074  $         4,356,689  $         9,212,864
 Total costs and expenses              588,073            1,442,123            1,956,162            4,751,908
 Provision for taxes                   286,324              882,565              935,913            1,304,000
                           -------------------  -------------------  -------------------  -------------------
 Net income                $           103,714  $         1,275,386  $         1,464,614  $         3,156,956
                           ===================  ===================  ===================  ===================



NOTE  7  -  INTEREST  IN  C  &  D  IT  LLC
------------------------------------------

In March 2002, the Trust and AFG Investment Trust D ("Trust D") formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by each of the Trust and Trust D (the "C & D Joint Venture") to which each Trust contributed $1 million. The C & D Joint Venture was formed for the purpose of making a conditional contribution of $2.0 million to BMLF/BSLF II Rancho Malibu Limited Partnership ("Rancho Malibu Limited Partnership") in exchange for 25% of the interests in Rancho Malibu Limited Partnership (the "C & D Joint Venture Contribution"). The C & D Joint Venture was admitted to Rancho Malibu Limited Partnership as a co-managing general partner pursuant to the terms of an amendment to Rancho Malibu Limited Partnership Agreement. The other partners in Rancho Malibu Limited Partnership are Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust D. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., approximately 21% interest in RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the Note is $14,250,000 plus accrued interest as of September 30, 2002.

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

NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

Various operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2002 and 2001, which were paid or accrued by the Trust to EFG or its affiliates, are as follows:


                                   2002       2001
                                 --------  ----------
Acquisition fees                 $ 23,991  $   74,037
Management fees                   321,209     280,680
Administrative charges            232,317     122,751
Reimbursable operating expenses
   due to third parties                 -     873,901
                                 --------  ----------

          Total                  $577,517  $1,351,369
                                 ========  ==========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2002, the Trust was owed $109,636 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2002.

Notes payable - affiliate at September 30, 2002 consisted of a 364 day, unsecured loan from PLM evidenced by a promissory note in the principal amount of $719,760, which was entered into in the first quarter of 2002. The note bears interest at LIBOR plus 200 basis points. The Trust incurred interest expense related to this note of $8,059 and $19,972, respectively, during the three and nine months ended September 30, 2002.

NOTE  9  -  NOTES  PAYABLE
--------------------------

Notes payable at September 30, 2002 consisted of installment notes of $19,263,085 payable to banks and institutional lenders. The notes bear fixed interest rates ranging between 7.93% and 9.176%. All of the installment notes are non-recourse and are collateralized by certain of the Trust's equipment and assignment of the related lease payments. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to its interest in an aircraft leased to SAS in December 2003.

The  annual  maturities  of  the  note  are  as  follows:

For the year ending September 30,   2003  $ 2,646,311
                                    2004   16,524,770
                                    2005       92,004
                                          -----------
..                                  Total  $19,263,085
                                          ===========


NOTE  10  -  CONTINGENCIES
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
--------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI Acquisition was merged into PLM and MIPLI owns 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood, LLC, C & D IT LLC and EFG Kettle Development, LLC.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2002 and 2001 is summarized below.

                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                            2002          2001          2002            2001
                                       ---------------  --------------  ------------  -----------
Total Revenues (1):
   Equipment leasing                   $    1,331,797   $   1,736,387   $ 4,014,524   $5,289,869
   Real estate                                      -               -             -            -
                                       ---------------  --------------  ------------  -----------
     Total                             $    1,331,797   $   1,736,387   $ 4,014,524   $5,289,869
                                       ===============  ==============  ============  ===========

Operating Expenses, Management
Fees and Other Expenses:
   Equipment leasing                   $      498,820   $     272,073   $ 1,000,804   $1,165,107
   Real estate                                 21,692          40,354        64,370      112,225
                                       ---------------  --------------  ------------  -----------
     Total                             $      520,512   $     312,427   $ 1,065,174   $1,277,332
                                       ===============  ==============  ============  ===========

Interest Expense:
   Equipment leasing                   $      450,129   $     431,725   $ 1,473,240   $1,533,048
   Real estate                                      -           3,307             -       17,161
                                       ---------------  --------------  ------------  -----------
     Total                             $      450,129   $     435,032   $ 1,473,240   $1,550,209
                                       ===============  ==============  ============  ===========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                   $      773,043   $     963,140   $ 2,938,652   $2,894,389
   Real estate                                      -          16,450             -       49,350
                                       ---------------  --------------  ------------  -----------
     Total                             $      773,043   $     979,590   $ 2,938,652   $2,943,739
                                       ===============  ==============  ============  ===========

 Equity Interests:
   Equipment leasing                   $       38,891   $     474,256   $   560,512   $  584,314
   Real estate                               (840,363)       (788,060)     (180,651)    (309,364)
                                       ---------------  --------------  ------------  -----------
     Total                             $     (801,472)  $    (313,804)  $   379,861   $  274,950
                                       ===============  ==============  ============  ===========

 Net Loss:                             $   (1,213,359)  $    (304,466)  $(1,082,681)  $ (206,461)
                                       ===============  ==============  ============  ===========


 Capital Expenditures:
   Equipment leasing                   $            -   $           -   $ 2,423,190   $7,069,783
   Real estate                                      -               -     1,000,000            -
                                       ---------------  --------------  ------------  -----------
     Total                             $            -   $           -   $ 3,423,190   $7,069,783
                                       ===============  ==============  ============  ===========


 .                                     As of            As of
 .                                     September 30,    December 31,
 .                                          2002            2001
 Assets:
   Equipment leasing                   $   30,773,339   $  35,251,213
   Real estate                              7,738,855       6,919,506
                                       ---------------  --------------
     Total                             $   38,512,194   $  42,170,719
                                       ===============  ==============


(1) Includes equipment leasing revenue of $1,333,477 and $4,186,474, respectively, for the three and nine months ended September 30, 2002, compared to $1,690,959 and $4,941,320, respectively, for the same periods in 2001.

Three  and  Nine  Months Ended September 30, 2002 Compared to the Three and Nine
--------------------------------------------------------------------------------
Months  Ended  September  30,  2001:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine month periods ended September 30, 2002, the Trust recognized lease revenue of $1,333,477 and $4,186,474, respectively, compared to $1,690,959 and $4,941,320, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from a $74,424 early lease termination fee received during the nine months ended September 30, 2001 (a similar fee was not earned in 2002) and approximately $146,000 decrease in revenues resulting from the sale of equipment and a decrease in lease revenues of approximately $534,000 resulting from lease term expirations.

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

Interest income for the three and nine month periods ended September 30, 2002 was $3,842 and $10,272, respectively, compared to $22,425 and $126,411, respectively, for the same periods in 2001. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments and decreased for the three and nine months ended September 30, 2002 in comparison to the same periods in 2001 due to a decrease in cash balances in 2002.

During the three and nine months ended September 30, 2002, the Trust sold equipment having a net book value of $14,001 and $2,572,834, respectively, to existing lessees and third parties. These sales resulted in a loss of $5,522 and $182,222, respectively. During the three and nine months ended September 30, 2001, the Trust sold fully depreciated equipment and equipment having a net book value of $60,151, respectively, to existing lessees and third parties. These sales resulted in a gain of $7,634 and $121,633, respectively.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and several third party entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the nine months ended September 30, 2001, the Trust recognized income of $89,583 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $761,284 and $2,419,726, respectively, for the three and nine months ended September 30, 2002, compared to $950,418 and $2,866,178, respectively, for the same periods in 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

The Trust recorded amortization expense of $11,759 and $35,278 during the three and nine months ended September 30, 2002 in connection with deferred financing costs.

Interest expense on third party debt was $442,070 and $1,453,268, respectively for the three and nine months ended September 30, 2002 compared to $431,725 and $1,533,048, respectively, for the same periods in 2001. During the three and nine months ended September 30, 2002, the Trust also incurred $8,059 and $19,972, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002.

Management fees related to equipment leasing were $82,781 and $256,839, respectively, for the three and nine months ended September 30, 2002 compared to $23,605 and $168,455, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest. Management fees related to equipment leasing increased in 2002 due to an increase in the carrying value of the Trust's interest in MILPI.

Operating expenses were $416,039 and $743,965, respectively, for the three and nine month periods ended September 30, 2002, compared to $248,468 and $996,652, respectively, for the same periods in 2001. In the nine months ended September 30, 2002 and 2001, operating expenses included approximately $203,000 and $155,000, respectively, for ongoing legal matters. Operating expenses during the nine months ended September 30, 2001 also include approximately $262,000 for remarketing costs related to the re-lease of aircraft to Scandinavian Airlines System, and Aerovias de Mexico, S.A. de C.V. Operating expenses also included approximately $114,000 of costs reimbursed to EFG as a result or the successful acquisition of the PLM common stock by MILPI Acquisition. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses.

During the three and nine months ended September 30, 2002, the Trust recorded income of $38,891 and $560,512, respectively, during the three and nine months ended September 30, 2002, compared to income of $474,256 and $584,314, respectively, for the same periods in 2001, representing the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001 and February 2002 (see discussion below). PLM is an equipment leasing and asset management company. The Trust recorded
$12,722 and $28,211, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition.
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended September 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and nine months ended September 30, 2002, MILPI recognized revenues of approximately $978,000 and $4,357,000, respectively, compared to approximately $3,600,000 and $9,213,000, respectively, for the same periods in 2001. Revenues for the three and nine months ended September 30, 2002 are comprised primarily of management fees of approximately $881,000 and 3,619,000, respectively. Revenues for the three and nine months ended September 30, 2001 are comprised primarily of management fees of approximately $3,222,000 and $6,394,000, respectively. The decrease in management fees of MILPI from 2002 to 2001 is due to the disposition of equipment managed by MILPI. Acquisition and lease negotiation fees decreased in 2002 by $2,031,000 due to less equipment being placed in PLM managed programs.

During the three and nine months ended September 30, 2002, MILPI incurred total costs and expenses of approximately $588,000 and $1,956,000, respectively, compared to $1,442,000 and $4,752,000, respectively, for the same periods in 2001. Operating expenses for the three months ended September 30, 2002 are comprised of general and administrative expenses of approximately $587,000 and depreciation and amortization expense of approximately $1,000. For the nine months ended September 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,856,000 and depreciation and amortization expense of approximately $100,000. Operating expenses for the three months ended September 30, 2001 are comprised of general and administrative expenses of approximately $1,337,000 and depreciation and amortization expense of approximately $105,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,233,000 and depreciation and amortization expense of approximately $519,000. The $2,367,000 decrease in general and administrative expenses in the nine months ended September 30, 2002 compared to the same period of 2001 is primarily due to the relocation and consolidation of the corporate service functions of MILPI during May 2001. The $419,000 decrease in depreciation and amortization expense during the nine months ended September 30, 2002 compared to 2001 is the result of the sale of equipment owned by MILPI during the second half of 2001.

During the three and nine months ended September 30, 2002, MILPI incurred income tax expense of approximately $286,000 and $936,000, respectively, compared to approximately $883,000 and $1,304,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $21,692 and $64,370, respectively, for the three and nine months ended September 30, 2002 compared to $40,354 and $112,225, respectively, for the same periods in 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management. Management fees decreased for the three and nine months ended September 30, 2002 compared to the same period in 2001 due to the decrease in the carrying value of the assets.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $3,307 and $17,161, respectively, for the three and nine months ended September 30, 2001. This note was repaid as of December 31, 2001.

The Trust has an approximately 51% ownership interest in Kettle Valley (see discussion of Kettle Valley's operating results below). For the three and nine months ended September 30, 2002, the Trust recorded losses of $40,031 and $135,247, respectively, compared to net losses of $13,455 and $521,998, respectively, for the same periods of 2001, from its ownership interest in Kettle Valley. This income and loss represent the Trust's share of the net income (loss) of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 and $49,350, respectively, during the three and nine months ended September 30, 2001, in connection with its interest in Kettle Valley. In accordance with SFAS No. 142, no amortization was recorded in 2002.

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

For the three and nine months ended September 30, 2002, the Trust recorded a loss of $800,332 and $45,404 for the three and nine months ended September 30, 2002, respectively, compared to a loss of $774,605 and income of $212,634, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income
(loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and nine months ended September 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.

Mountain  Resort  Operating  Results
------------------------------------

Mountain Resort's primary operating asset is Kirkwood Mountain Resort, a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total revenues of approximately $2,082,000 and $22,558,000, respectively, compared to revenues of approximately $1,844,000 and $22,412,000 for the same periods in 2001. The increase in total revenues from 2001 to 2002 for the three and nine month periods ended September 30, 2002 compared to 2001 of approximately $239,000 and $145,000, respectively, is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,509,000 in the nine months ended September 30, 2002 compared to the same period of 2001. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,364,000 for the nine months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total expenses of approximately $4,583,000 and $21,147,000 respectively, compared to expenses of approximately $4,395,000 and $21,794,000, respectively for the same periods of 2001. The decrease in total expenses of $647,000 for the nine months ended September 30, 2002 compared to the same periods in 2001 is the result of a decrease in residential-related and other non-operating expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,751,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,398,000 primarily as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2002 as compared to the same period in 2001, as also discussed above.


Non-operating costs decreased approximately $546,000 (from $1,872,000 at September 30, 2002, to $1,326,000 at September 30, 2001). The primary reason for the decrease was due to the capitalization of interest related to capital projects and a decrease in realized losses on the sale of assets.

Mountain  Springs  Operating  Results
-------------------------------------

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

During the three and nine months ended September 30, 2002, Purgatory recorded total revenues of approximately $1,166,000 and $11,048,000, respectively, compared to revenues of approximately $868,000 and $12,015,000 for the same periods of 2001. Revenues increased by $298,000 for the three months ended September 30, 2002 as compared to the same period in 2001 due to additional summer programs offered at the resort. Revenue decreased by $967,000 for the nine months ended September 30, 2002 as compared to the same period in 2001 due to unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $3,271,000 and $12,556,000 for the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $2,966,000 and $11,542,000 for the same periods in 2001. The increase in total expenses for the three and nine months ended September 30, 2002 compared to the same periods in 2001 of approximately $305,000 and $1,014,000 is primarily the result of costs incurred related to increased airline subsidies, which are used to attract visitors to the resort.

Kettle  Valley  Operating  Results
----------------------------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 123 residential units have been constructed and sold.

During the three and nine months ended September 30, 2002, KVD LP recorded revenues of approximately $1,004,000 and $2,291,000, respectively, compared to $766,000 and $1,952,000, respectively, for the same periods in 2001. The increase in revenues is the result of an increase in the number of lot sales.

KVD LP incurred total expenses of approximately $1,163,000 and $2,662,000 during the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $798,000 and $2,747,000, respectively, for the same periods in 2001. The decrease in expenses in the nine months ended September 30, 2002 is the result of an increase in real estate cost of sales resulting from an increase in the number of lot sales, as discussed above, offset by an impairment in the land carrying value of approximately $500,000 recorded in the nine months ended September 30, 2001. There was no impairment recorded in the three and nine months ended September 30, 2002.

Kettle Valley owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the nine months ended September 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from Kettle Valley includes a loss of $83,636 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.


NOTE  12  -  SUBSEQUENT  EVENT
------------------------------

In October 2002, an existing member and an unrelated third party contributed approximately $2,500,000 to Mountain Springs (See note 8). As a result of the capital contribution, EFG Kirkwood's membership interest in Mountain Springs decreased from 50% to 33%. Proceeds from the capital contribution were used to exercise an existing option to purchase 51% of Durango Mountain Land Company, LLC, a real estate development company owning land in adjacent to Purgatory.

------

                             AFG INVESTMENT TRUST C

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of AFG Investment Trust C (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, the performance of the Trust's non-equipment assets, and future economic conditions. The cautionary statements made in the Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.

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

Critical  Accounting  Policies  and  Estimates
----------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Managing Trustee to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Managing Trustee reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, impairment of long-lived assets and contingencies and litigation. These estimates are based on the Managing Trustee's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Managing Trustee believes, however, that the estimates, including those for the above-listed items, are reasonable.

The Managing Trustee believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

Revenue Recognition:  Rents are payable to the Trust monthly or quarterly and no
--------------------
significant amounts are calculated on factors other than the passage of time. The Trust's leases are accounted for as operating leases and are noncancellable. Rents received prior to being earned are deferred.

Asset  Lives and Depreciation Method: The Trust's business includes the purchase
-------------------------------------
and subsequent lease of long-lived equipment. The Trust's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Impairment  of  Long-Lived  Assets:  In  accordance  with Statement of Financial
-----------------------------------
Accounting  Standards  No.  144,  "Accounting  for the Impairment or Disposal of
----
Long-Lived Assets" ("SFAS No. 144"), the Company evaluates long-lived assets for
----
impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the estimated undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

Contingencies  and  Litigation:  The  Trust  is  subject  to  legal  proceedings
-------------------------------
involving  ordinary  and  routine claims related to its business.  Estimates for
-------
losses  from  litigation  are  made after consultation with outside counsel.  If
--
estimates  of  potential  losses increase or the related facts and circumstances
--
change  in  the  future, the Trust may be required to adjust amounts recorded in
--
its  financial  statements.
--


Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI Acquisition was merged into PLM and MIPLI owns 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood, LLC, C & D IT LLC and EFG Kettle Development, LLC.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2002 and 2001 is summarized below.

                                      Three Months Ended September 30,  Nine Months Ended September 30,
                                           2002          2001          2002            2001
                                       ---------------  --------------  ------------  -----------
Total Revenues (1):
   Equipment leasing                   $    1,331,797   $   1,736,387   $ 4,014,524   $5,289,869
   Real estate                                      -               -             -            -
                                       ---------------  --------------  ------------  -----------
     Total                             $    1,331,797   $   1,736,387   $ 4,014,524   $5,289,869
                                       ===============  ==============  ============  ===========

Operating Expenses, Management
Fees and Other Expenses:
   Equipment leasing                   $      498,820   $     272,073   $ 1,000,804   $1,165,107
   Real estate                                 21,692          40,354        64,370      112,225
                                       ---------------  --------------  ------------  -----------
     Total                             $      520,512   $     312,427   $ 1,065,174   $1,277,332
                                       ===============  ==============  ============  ===========

Interest Expense:
   Equipment leasing                   $      450,129   $     431,725   $ 1,473,240   $1,533,048
   Real estate                                      -           3,307             -       17,161
                                       ---------------  --------------  ------------  -----------
     Total                             $      450,129   $     435,032   $ 1,473,240   $1,550,209
                                       ===============  ==============  ============  ===========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                   $      773,043   $     963,140   $ 2,938,652   $2,894,389
   Real estate                                      -          16,450             -       49,350
                                       ---------------  --------------  ------------  -----------
     Total                             $      773,043   $     979,590   $ 2,938,652   $2,943,739
                                       ===============  ==============  ============  ===========

 Equity Interests:
   Equipment leasing                   $       38,891   $     474,256   $   560,512   $  584,314
   Real estate                               (840,363)       (788,060)     (180,651)    (309,364)
                                       ---------------  --------------  ------------  -----------
     Total                             $     (801,472)  $    (313,804)  $   379,861   $  274,950
                                       ===============  ==============  ============  ===========

 Net Loss:                             $   (1,213,359)  $    (304,466)  $(1,082,681)  $ (206,461)
                                       ===============  ==============  ============  ===========


 Capital Expenditures:
   Equipment leasing                   $            -   $           -   $ 2,423,190   $7,069,783
   Real estate                                      -               -     1,000,000            -
                                       ---------------  --------------  ------------  -----------
     Total                             $            -   $           -   $ 3,423,190   $7,069,783
                                       ===============  ==============  ============  ===========


 .                                     As of            As of
 .                                     September 30,    December 31,
 .                                          2002            2001
 Assets:
   Equipment leasing                   $   30,773,339   $  35,251,213
   Real estate                              7,738,855       6,919,506
                                       ---------------  --------------
     Total                             $   38,512,194   $  42,170,719
                                       ===============  ==============


(1) Includes equipment leasing revenue of $1,333,477 and $4,186,474, respectively, for the three and nine months ended September 30, 2002, compared to $1,690,959 and $4,941,320, respectively, for the same periods in 2001.

Three  and  Nine  Months Ended September 30, 2002 Compared to the Three and Nine
--------------------------------------------------------------------------------
Months  Ended  September  30,  2001:
------------------------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and nine month periods ended September 30, 2002, the Trust recognized lease revenue of $1,333,477 and $4,186,474, respectively, compared to $1,690,959 and $4,941,320, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from a $74,424 early lease termination fee received during the nine months ended September 30, 2001 (a similar fee was not earned in 2002) and approximately $146,000 decrease in revenues resulting from the sale of equipment and a decrease in lease revenues of approximately $534,000 resulting from lease term expirations.

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

Interest income for the three and nine month periods ended September 30, 2002 was $3,842 and $10,272, respectively, compared to $22,425 and $126,411, respectively, for the same periods in 2001. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments and decreased for the three and nine months ended September 30, 2002 in comparison to the same periods in 2001 due to a decrease in cash balances in 2002.

During the three and nine months ended September 30, 2002, the Trust sold equipment having a net book value of $14,001 and $2,572,834, respectively, to existing lessees and third parties. These sales resulted in a loss of $5,522 and $182,222, respectively. During the three and nine months ended September 30, 2001, the Trust sold fully depreciated equipment and equipment having a net book value of $60,151, respectively, to existing lessees and third parties. These sales resulted in a gain of $7,634 and $121,633, respectively.

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and several third party entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the nine months ended September 30, 2001, the Trust recognized income of $89,583 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $761,284 and $2,419,726, respectively, for the three and nine months ended September 30, 2002, compared to $950,418 and $2,866,178, respectively, for the same periods in 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

The Trust recorded amortization expense of $11,759 and $35,278 during the three and nine months ended September 30, 2002 in connection with deferred financing costs.

Interest expense on third party debt was $442,070 and $1,453,268, respectively for the three and nine months ended September 30, 2002 compared to $431,725 and $1,533,048, respectively, for the same periods in 2001. During the three and nine months ended September 30, 2002, the Trust also incurred $8,059 and $19,972, respectively, of interest expense on a note payable to PLM, executed in conjunction with the purchase of the remaining 17% of PLM in February 2002.

Management fees related to equipment leasing were $82,781 and $256,839, respectively, for the three and nine months ended September 30, 2002 compared to $23,605 and $168,455, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest. Management fees related to equipment leasing increased in 2002 due to an increase in the carrying value of the Trust's interest in MILPI.

Operating expenses were $416,039 and $743,965, respectively, for the three and nine month periods ended September 30, 2002, compared to $248,468 and $996,652, respectively, for the same periods in 2001. In the nine months ended September 30, 2002 and 2001, operating expenses included approximately $203,000 and $155,000, respectively, for ongoing legal matters. Operating expenses during the nine months ended September 30, 2001 also include approximately $262,000 for remarketing costs related to the re-lease of aircraft to Scandinavian Airlines System, and Aerovias de Mexico, S.A. de C.V. Operating expenses also included approximately $114,000 of costs reimbursed to EFG as a result or the successful acquisition of the PLM common stock by MILPI Acquisition. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses.

During the three and nine months ended September 30, 2002, the Trust recorded income of $38,891 and $560,512, respectively, during the three and nine months ended September 30, 2002, compared to income of $474,256 and $584,314, respectively, for the same periods in 2001, representing the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001 and February 2002 (see discussion below). PLM is an equipment leasing and asset management company. The Trust recorded
$12,722 and $28,211, respectively, of amortization expense for the three and nine months ended September 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition.
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended September 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and nine months ended September 30, 2002, MILPI recognized revenues of approximately $978,000 and $4,357,000, respectively, compared to approximately $3,600,000 and $9,213,000, respectively, for the same periods in 2001. Revenues for the three and nine months ended September 30, 2002 are comprised primarily of management fees of approximately $881,000 and 3,619,000, respectively. Revenues for the three and nine months ended September 30, 2001 are comprised primarily of management fees of approximately $3,222,000 and $6,394,000, respectively. The decrease in management fees of MILPI from 2002 to 2001 is due to the disposition of equipment managed by MILPI. Acquisition and lease negotiation fees decreased in 2002 by $2,031,000 due to less equipment being placed in PLM managed programs.

During the three and nine months ended September 30, 2002, MILPI incurred total costs and expenses of approximately $588,000 and $1,956,000, respectively, compared to $1,442,000 and $4,752,000, respectively, for the same periods in 2001. Operating expenses for the three months ended September 30, 2002 are comprised of general and administrative expenses of approximately $587,000 and depreciation and amortization expense of approximately $1,000. For the nine months ended September 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,856,000 and depreciation and amortization expense of approximately $100,000. Operating expenses for the three months ended September 30, 2001 are comprised of general and administrative expenses of approximately $1,337,000 and depreciation and amortization expense of approximately $105,000. For the nine months ended September 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $4,233,000 and depreciation and amortization expense of approximately $519,000. The $2,367,000 decrease in general and administrative expenses in the nine months ended September 30, 2002 compared to the same period of 2001 is primarily due to the relocation and consolidation of the corporate service functions of MILPI during May 2001. The $419,000 decrease in depreciation and amortization expense during the nine months ended September 30, 2002 compared to 2001 is the result of the sale of equipment owned by MILPI during the second half of 2001.

During the three and nine months ended September 30, 2002, MILPI incurred income tax expense of approximately $286,000 and $936,000, respectively, compared to approximately $883,000 and $1,304,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $21,692 and $64,370, respectively, for the three and nine months ended September 30, 2002 compared to $40,354 and $112,225, respectively, for the same periods in 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management. Management fees decreased for the three and nine months ended September 30, 2002 compared to the same period in 2001 due to the decrease in the carrying value of the assets.

Interest expense on a note payable related to the Trust's acquisition of its interest in Kettle Valley was $3,307 and $17,161, respectively, for the three and nine months ended September 30, 2001. This note was repaid as of December 31, 2001.

The Trust has an approximately 51% ownership interest in Kettle Valley (see discussion of Kettle Valley's operating results below). For the three and nine months ended September 30, 2002, the Trust recorded losses of $40,031 and $135,247, respectively, compared to net losses of $13,455 and $521,998, respectively, for the same periods of 2001, from its ownership interest in Kettle Valley. This income and loss represent the Trust's share of the net income (loss) of Kettle Valley recorded under the equity method of accounting. In addition, the Trust recorded amortization expense of $16,450 and $49,350, respectively, during the three and nine months ended September 30, 2001, in connection with its interest in Kettle Valley. In accordance with SFAS No. 142, no amortization was recorded in 2002.

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

For the three and nine months ended September 30, 2002, the Trust recorded a loss of $800,332 and $45,404 for the three and nine months ended September 30, 2002, respectively, compared to a loss of $774,605 and income of $212,634, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income
(loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and nine months ended September 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.

Mountain  Resort  Operating  Results
------------------------------------

Mountain Resort's primary operating asset is Kirkwood Mountain Resort, a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total revenues of approximately $2,082,000 and $22,558,000, respectively, compared to revenues of approximately $1,844,000 and $22,412,000 for the same periods in 2001. The increase in total revenues from 2001 to 2002 for the three and nine month periods ended September 30, 2002 compared to 2001 of approximately $239,000 and $145,000, respectively, is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,509,000 in the nine months ended September 30, 2002 compared to the same period of 2001. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,364,000 for the nine months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three and nine months ended September 30, 2002, Mountain Resort recorded total expenses of approximately $4,583,000 and $21,147,000 respectively, compared to expenses of approximately $4,395,000 and $21,794,000, respectively for the same periods of 2001. The decrease in total expenses of $647,000 for the nine months ended September 30, 2002 compared to the same periods in 2001 is the result of a decrease in residential-related and other non-operating expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,751,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,398,000 primarily as a result of a decrease in cost of sales from condominium units sold in the nine months ended September 30, 2002 as compared to the same period in 2001, as also discussed above.


Non-operating costs decreased approximately $546,000 (from $1,872,000 at September 30, 2002, to $1,326,000 at September 30, 2001). The primary reason for the decrease was due to the capitalization of interest related to capital projects and a decrease in realized losses on the sale of assets.

Mountain  Springs  Operating  Results
-------------------------------------

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

During the three and nine months ended September 30, 2002, Purgatory recorded total revenues of approximately $1,166,000 and $11,048,000, respectively, compared to revenues of approximately $868,000 and $12,015,000 for the same periods of 2001. Revenues increased by $298,000 for the three months ended September 30, 2002 as compared to the same period in 2001 due to additional summer programs offered at the resort. Revenue decreased by $967,000 for the nine months ended September 30, 2002 as compared to the same period in 2001 due to unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $3,271,000 and $12,556,000 for the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $2,966,000 and $11,542,000 for the same periods in 2001. The increase in total expenses for the three and nine months ended September 30, 2002 compared to the same periods in 2001 of approximately $305,000 and $1,014,000 is primarily the result of costs incurred related to increased airline subsidies, which are used to attract visitors to the resort.

Kettle  Valley  Operating  Results
----------------------------------

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership ("KVD LP"), consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 123 residential units have been constructed and sold.

During the three and nine months ended September 30, 2002, KVD LP recorded revenues of approximately $1,004,000 and $2,291,000, respectively, compared to $766,000 and $1,952,000, respectively, for the same periods in 2001. The increase in revenues is the result of an increase in the number of lot sales.

KVD LP incurred total expenses of approximately $1,163,000 and $2,662,000 during the three and nine months ended September 30, 2002, respectively, compared to expenses of approximately $798,000 and $2,747,000, respectively, for the same periods in 2001. The decrease in expenses in the nine months ended September 30, 2002 is the result of an increase in real estate cost of sales resulting from an increase in the number of lot sales, as discussed above, offset by an impairment in the land carrying value of approximately $500,000 recorded in the nine months ended September 30, 2001. There was no impairment recorded in the three and nine months ended September 30, 2002.

Kettle Valley owns a 49.9% interest in a company (the "Company") which, through two wholly-owned subsidiaries, owns a 99.9% interest in KVD LP. For the nine months ended September 30, 2002, in addition to its share of the loss of KVD LP, the Trust's net loss from Kettle Valley includes a loss of $83,636 reflecting the Trust's share of the operating results of one of the Company's wholly-owned subsidiaries.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflow of $1,540,655 during the nine months ended September 30, 2002.

The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of most airlines. No direct damage occurred to any of the Trust's assets as a result of these events. Management of the Trust believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time. In addition, management expects that the resulting decline in air travel will suppress market prices for used aircraft and could inhibit the viability of some airlines. At September 30, 2002, the Trust had collected substantially all rents owed from aircraft lessees. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

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

At September 30, 2002, the Trust was due aggregate future minimum lease payments of $5,193,451 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $19,263,085. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

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

Rancho Malibu Limited Partnership owns the 274-acre parcel of land near Malibu, California and is developing it as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. It was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust D. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc. (The sole asset of RM Financing LLC is a Note dated December 31, 1990 (the "Note"). The Note was held by Semele's predecessor when it took a deed in lieu of foreclosure on the property from the original owner. The unpaid balance of the Note is $14,250,000 plus accrued interest as of September 30, 2002.

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

During the nine months ended September 30, 2002, the Trust realized net cash proceeds from equipment disposals of $2,390,612. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

The Trust obtained financing in connection with certain equipment leases and a portion of its interest in MILPI. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At September 30, 2002, the Trust had third party debt obligations outstanding totaling $19,263,085. Generally, each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period, which period generally coincides with the lease rental term. The amount of cash used to repay debt obligations may fluctuate in the future due to the financing of assets, which may be acquired. The Trust has a balloon payment obligation of $16,193,280 at the expiration of the lease term related to an aircraft leased to Scandinavian Airlines System. Repayment of the balloon debt obligations will be dependent upon the negotiations of future lease contracts or future sale of these assets.

In February 2002, the Trust received debt proceeds of $719,760 from PLM in connection with the acquisition of the balance of the PLM common stock discussed above.

No cash distributions have been declared or paid since January 2000. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

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

Outlook  for  the  Future
-------------------------

Pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2004. Upon consummation of the sale of its assets, the Trust will be dissolved and the proceeds thereof will be applied and distributed in accordance with the terms of the Trust Agreement. Reasonable reserves may be withheld to pay any liabilities of the Trust.

The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of most airlines. Management of the Trust believes that there is a significant oversupply of commercial aircraft available and that this oversupply will continue for some time. MILPI, which has an indirect interest in a number of aircraft, has experienced significant delinquencies in the receipt of rents from aircraft lessees including two commuter aircraft leases which were early terminated due to bankruptcy. In addition, the credit quality of many other aircraft lessees has deteriorated. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

The Trust's involvement in real estate development also introduces financial risks, including the potential need to joint venture and/or borrow funds to develop the real estate projects. While the Trust presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Trust, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future.

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

The Trust's interests in ski resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners. The events of September 11, 2001 have also continued to adversely affect the travel industry, which has decreased the number of visitors to the ski resorts. The Trust

Several other factors may affect the Trust's operating performance during the remainder of 2002 and through the dissolution date including:

changes in the markets for the Trust's equipment, changes in the regulatory environment in which that equipment operates, and changes in the real estate markets in which the Trust's has ownership interests.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the condition and type of equipment being sold and its marketability at the time of sale. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

The ultimate economic return from the sale of the Trust's real estate interests is dependent upon may factors, including, without limitation, the general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, and other governmental rules.

The Trust's Advisor, EFG, and the Managing Trustee will continue to monitor and manage these events in order to maximize the residual value of the Trust's equipment and the return from the Trust's real estate interests, and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

In the future, the nature of the Trust's operations and principal cash flows will shift from rental receipts to equipment and non-equipment sale proceeds. As this occurs, the Trust's cash flows may become more volatile.

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Trust's financial statements include financial instruments that are exposed to interest rate risks.

Approximately 83% of the Trust's lease revenues earned during the nine months ended September 30, 2002 were from lessees located outside of the United States. All of the Trust's leases require payment in United States (US) currency. If the lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

Item  4.  Controls  and  Procedures
-----------------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Trust's Principal Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

f) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

g) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

h) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

j) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




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