Form 10-K
period 2002-12-31
AFG INVESTMENT TRUST C
filed 2003-03-31
CIK 879496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10- K

                                   (Mark One)

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended     DECEMBER 31, 2002
                                               -----------------

                                       OR

    [          ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the transition period from ___to
                                                    ----

                     Commission file number          0-21444
                                                     -------

                             AFG INVESTMENT TRUST C
                             ----------------------
             (Exact name of registrant as specified in its charter)

   Delaware                                                         04-3157232
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

1050 Waltham Street, Suite 310, Lexington, MA                   02421
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code     (781) 676-0009
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

                  2,011,014 Trust Class A Beneficiary Interests
                  ---------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          X          No
             -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Act).  Yes____  No     X___
                                                          ----

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 2002 (Part I and II)

                             AFG INVESTMENT TRUST C

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                                                Page

PART I
Item 1.   Business                                                                                3

Item 2.   Properties                                                                              7

Item 3.   Legal Proceedings                                                                       7

Item 4.   Submission of Matters to a Vote of Security Holders                                     8


PART II

Item 5.   Market for the Trust's Securities and Related Security Holder Matters                   8

Item 6.   Selected Financial Data                                                                 9

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations   9

Item 7a.  Quantitative and Qualitative Disclosures about Market Risks                             9

Item 8.   Financial Statements and Supplementary Data                                             9

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    9


PART III

Item 10.  Directors and Executive Officers of the Trust                                           9

Item 11.  Executive Compensation                                                                 11

Item 12.  Security Ownership of Certain Beneficial Owners and Management                         11

Item 13.  Certain Relationships and Related Transactions                                         12

Item 14.  Controls and Procedures                                                                14

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                        14


          Annual Report to Participants                                                          21

PART  I


Item  1.  Business.
-------------------

(a)  General  Development  of  Business

AFG Investment Trust C (the "Trust") was organized as a Delaware business trust in August 1992. Participants' capital initially consisted of contributions of $1,000 from the Managing Trustee, AFG ASIT Corporation, $1,000 from the Special Beneficiary, Equis Financial Group Limited Partnership (formerly known as American Finance Group ("AFG")), a Massachusetts limited partnership ("EFG") or the "Advisor", and $100 from the Initial Beneficiary, AFG Assignor Corporation, a wholly-owned affiliate of EFG. The Trust issued an aggregate of 2,011,014 Beneficiary Interests ("Class A Interests") at a subscription price of $25.00 each ($50.3 million in total) through 9 serial closings commencing December 1992 and ending September 1993. In July 1997, the Trust issued 3,024,740 Class B Interests ("Class B Interests") at $5.00 each ($15.1 million in total), of which
(i) 3,019,220 interests are held by Equis II Corporation, an affiliate of EFG, and a wholly owned subsidiary of Semele Group Inc. ("Semele", an affiliate of EFG), and (ii) 5,520 interests are held by 10 other Class A investors. The Trust repurchased 218,661 Class A Interests in October 1997 at a cost of $2.3 million. In April 1998, the Trust repurchased 5,200 additional Class A Interests at a cost of $47,000. Accordingly, there are 1,787,153 Class A Interests currently outstanding. The Class A and Class B Interest holders are collectively referred to as the "Beneficiaries".

The Trust has one Managing Trustee, AFG ASIT Corporation and one Special Beneficiary, Semele. Semele purchased the Special Beneficiary Interests from EFG during the fourth quarter of 1999. EFG continues to act as Advisor to the Trust and provides services in connection with the acquisition and remarketing of the Trust's equipment assets. The Managing Trustee is responsible for the general management and business affairs of the Trust. AFG ASIT Corporation is a wholly owned subsidiary of Equis II Corporation and an affiliate of EFG, which is a wholly owned subsidiary of Semele. Except with respect to "interested transactions", Class A Interests and Class B Interests have identical voting rights and, therefore, Equis II Corporation generally has control over the Trust on all matters on which the Beneficiaries may vote. With respect to interested transactions, holders of Class B Interests which are the Managing Trustee or any of its affiliates must vote their interests as a majority of the Class A Interests have been voted. The Managing Trustee and the Special Beneficiary are not required to make any other capital contributions except as may be required under the Second Amended and Restated Declaration of Trust, as amended (the "Trust Agreement").

EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "EFG") are engaged in various aspects of the equipment leasing business, including EFG's role as Equipment Manager or Advisor to the Trust and several other direct-participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). EFG arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

In January 1996, the EFG sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Trust and certain Other Investment Programs and to continue managing all assets owned by the Trust and the Other Investment Programs.

(b)  Financial  Information  About  Industry  Segments

The Trust is engaged in three industry segments: equipment leasing, equipment management and real estate ownership, development and management. Historically, the Trust has acquired capital equipment and leased the equipment to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate undiscounted, noncancellable rents equal or exceed the purchase price of the leased equipment. Operating leases are those in which the aggregate undiscounted, noncancellable rental payments are less than the purchase price of the leased equipment. With the consent of the Beneficiaries in 1998, the Trust Agreement was modified to permit the Trust to invest in assets other than equipment. In 1999, the Company purchased a minority interest in EFG/Kettle Valley Development LLC "Kettle Valley" and EFG Kirkwood LLC ("EFG Kirkwood"). Kettle Valley is a real estate development located in Canada. The Trusts and an affiliated corporation, Semele, formed a joint venture, EFG Kirkwood, which then acquired a minority interest in two ski resorts: Mountain Resort Holdings LLC and Mountain Springs Resort LLC. During 2001, the Trust and three affiliated trust's (collectively, the "Trusts"), through a jointly owned entity MILPI Holdings, LLC ("MILPI"), acquired 83% of the outstanding common stock of PLM International, Inc. ("PLM"), an equipment management company specializing in the leasing of transportation and related equipment. The Trust originally owned 34% of the entity that purchased PLM. During 2002, the Trust and AFG Investment Trust D ("Trust D") collectively provided approximately $4.4 million to acquire the remaining 17% of PLM's outstanding common stock. Subsequent to the merger, the Trust's ownership interest increased from 34% to 38%.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the 2002 Annual Report.

(c)  Narrative  Description  of  Business

The Trust was organized in 1992 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. In 1998, the Trust Agreement was modified to permit the Trust to invest in assets other than equipment. Subsequently, the Trust has made certain non-equipment acquisitions. During 1999 and 2000, the Company purchased a minority interest in Kettle Valley and EFG Kirkwood. During 2001 and 2002, the Trusts acquired PLM. Pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2004.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are directors and officers of the Trust, respectively, are also officers and directors of, and own significant stock in Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI.

The Trust has no employees; however, it entered into an Advisory Agreement with EFG. EFG's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Advisor is compensated for such services as described in the Trust Agreement. In addition, the Managing Trustee is compensated for services provided related to the Trust's non-equipment investment other than cash. See
Item  13  herein.

The Trust's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, and credit quality of and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Another risk is that the credit quality of the lease may deteriorate after a lease is made. In addition, the leasing industry is very competitive. The Trust is subject to considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Trust must compete with lease programs offered directly by manufacturers and other equipment leasing companies, many of which have greater resources, including business trusts and limited partnerships organized and managed similarly to the Trust and including other EFG-sponsored trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Trust. In addition, default by a lessee under a lease agreement may cause equipment to be returned to the Trust at a time when the Managing Trustee or the Advisor is unable to arrange the sale or re-lease of such equipment. This could result in the loss of a portion of potential lease revenues and weaken the Trust's ability to repay related indebtedness. In addition, a significant portion of the Trust's equipment portfolio consists of used passenger jet aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001 have caused a significant deterioration in the value of the Trust's aircraft resulting in write-downs totaling approximately $5.6 and $0.5 million for the years ended December 2001 and 2002, respectively. The Advisor does not anticipate aircraft values returning to their pre- September 11, 2002 values.

The Trust has an interest in two aircrafts, which, based on original equipment cost, account for approximately 71% of the Trust's equipment portfolio at December 31, 2002. These aircraft currently operate in international markets and are stage three compliant. All rents due under the aircrafts' leases are denominated in U.S. dollars. However, the operation of these aircraft in international markets exposes the Trust to certain political, credit and economic risks. Regulatory requirements of other countries governing aircraft registration, maintenance, liability of lessors and other matters may apply. Political instability, changes in national policy, competitive pressures, fuel shortages, recessions and other political and economic events adversely affecting world or regional trading markets or a particular foreign lessee could also create the risk that a foreign lessee would be unable to perform its obligations to the Trust. The recognition in foreign courts of judgments obtained in United States courts may be difficult or impossible to obtain and foreign procedural rules may otherwise delay such recognition. It may be difficult for the Trust to obtain possession of an aircraft used outside the United States in the event or default by the lessee or to enforce its rights under the related lease. Moreover, foreign jurisdictions may confiscate or expropriate aircraft without paying adequate compensation.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, political stability and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

On March 1, 1999, the Trust and an affiliated trust (collectively, the "Buyers") formed EFG/Kettle Development LLC, a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest (the "Interest") in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. EFG/Kettle Development LLC, upon receiving the Buyers' contributions for their membership interests, purchased the Interest from a special purpose company ("SPC") whose subsidiaries owned a 99.9% limited partnership interest in Kettle Valley Development Limited Partnership ("KVD LP"). The SPC and its subsidiaries were established by the seller, in part, for income tax purposes and have no business interests other than the development of Kettle Valley. The seller is an unaffiliated third-party company and has retained the remaining 50.1% ownership interest in the SPC. KVD LP is a Canadian Partnership that owns the property, consisting of approximately 280-acres of land. The project is zoned for 1,120 residential units in addition to commercial space. To date, 154 residential units have been constructed and sold and 13 additional units are under construction. A newly organized Canadian affiliate of EFG replaced the original general partner of KVD LP on March 1, 1999.

On May 1, 1999, the Trusts and an affiliated corporation, Semele, formed a joint venture, EFG Kirkwood for the purpose of acquiring a minority interest in two ski resorts: Mountain Resort Holdings LLC and Mountain Springs Resort LLC. The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Class A interest holders are entitled to certain preferred returns prior to any distribution payments to the Class B interest holder. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for EFG Kirkwood, which gives equal voting rights to Class A and Class B membership interests. The Trust holds 40% of EFG Kirkwood's Class A membership interests. The Managing Trustee is the manager of EFG Kirkwood.

On April 30, 2000, Kirkwood Associates Inc.'s ("KAI") ownership interests in certain assets and substantially all of its liabilities were transferred to Mountain Resort Holdings LLC ("Mountain Resort"). On May 1, 2000, EFG Kirkwood exchanged its interest in KAI's common and preferred stock for corresponding pro-rata membership interests in Mountain Resort. EFG Kirkwood holds approximately 38% of the membership interests in Mountain Resort. Mountain Resort, through four wholly owned subsidiaries, owns and operates Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development.

On May 1, 2000, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC ("Mountain Springs"). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common membership interests and 100% of the Class B Preferred membership interests in an entity that owns the Purgatory Ski Resort ("Purgatory") in Durango, Colorado. In October 2002, an existing owner and an unrelated third party contributed approximately $2.5 million to Mountain Springs. As a result of the capital contribution, EFG Kirkwood's membership interest in Mountain Springs decreased from 50% to 33%. Mountain Springs used the proceeds from the additional capital contribution to exercise an option to purchase 51% of Durango Mountain Land Company, LLC, a real estate development company owning land in Durango, Colorado.

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

Because the investments in Mountain Resorts and Mountain Springs include real estate development companies, the risks and uncertainties associated with the tourism industry can adversely affect the value of the real estate development companies associated with these investments. Decrease in tourism, weather-related conditions or other risks discussed above can permanently decrease the value of the investment and future operations.

Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2002, 2001 and 2000 is incorporated herein by reference to Note 2 to the financial statements included in Item 15. Refer to Item 15(a)(3) for lease agreements filed with the Securities and Exchange Commission.

The Trust Agreement originally provided for the reinvestment of "Cash From Sales or Refinancings", as defined in the Trust Agreement, in additional equipment until February 1999. In the 1998 amendment to the Trust Agreement, the Trust's reinvestment provisions were reinstated until December 31, 2002 and the Trust was permitted to invest in assets other than equipment. Upon the expiration of each lease term, the Managing Trustee will determine whether to sell or re-lease the Trust's equipment, depending on the economic advantages of each alternative. As the Trust nears its scheduled dissolution date of December 31, 2004, the Trust will begin to liquidate its portfolio of equipment. Similarly, any non-equipment investments will be liquidated as the Trust nears its scheduled dissolution date.

In December 2000, the Trusts formed MILPI for the purpose of acquiring PLM through its wholly-owned subsidiary MILPI Acquisition Corporation ("MAC"). The Trusts collectively paid $1.2 million of which AFG Investment Trust C contributed $0.4 million. AFG Investment Trust C's capital contribution gave the Trust a 34% interest in MILPI. In February 2001, the Trusts through MAC acquired 83% of PLM's common stock for a total purchase price of $21.8 million at $3.46 per share and contributed the shares to MILPI. AFG Investment Trust C's portion of the acquisition was $7.1 million, which included acquisition fees paid to a wholly-owned subsidiary of Semele of $0.1 million. The purchase price was determined based on competitive bids and a valuation model using the expected future cash flows of PLM. MILPI also hired an investment banking firm to issue a fairness opinion on the purchase price. The assets of PLM included cash and cash equivalents of approximately $4.4 million. The 83% acquisition resulted in goodwill of approximately $5.8 million.

On February 6, 2002, the Trusts through MAC, completed its acquisition of PLM by purchasing the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholder's meeting. The remaining interest was purchased for $4.4 million at the $3.46 per common share price established in the tender offer, which was financed by AFG Investment Trust C and D. An investment banking firm issued a fairness opinion on the purchase price of this transaction. The Trust's portion of the purchase price was $2.4 million, which included transaction costs of $24,000 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele. The 17% acquisition resulted in additional goodwill of approximately $3.5 million. No goodwill is expected to be deducted for tax purposes. Concurrent with the completion of the merger, PLM ceased to be publicly traded. Concurrent to the February 6, 2002 acquisition, the Trust's ownership interest in MILPI increased from 34% to 38%.

In March 2002, the Trust and AFG Investment Trust D ("Trust D") formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by the Trust and Trust D (the "C & D Joint Venture") to which each Trust contributed $1.0 million. The C & D Joint Venture was formed for the purpose of making a conditional contribution of $2.0 million to BMLF/BSLF II Rancho Malibu Limited Partnership ("Rancho Malibu Limited Partnership") in exchange for 25% of the interests in Rancho Malibu Limited Partnership (the "C & D Joint Venture Contribution"). The C & D Joint Venture was admitted to Rancho Malibu Limited Partnership as a co-managing general partner pursuant to the terms of an amendment to Rancho Malibu Limited Partnership Agreement. The other partners in Rancho Malibu Limited Partnership are Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu Limited Partnership owns a 274-acre parcel of land near Malibu, California which is being developed as a single-family luxury residential subdivision. The conditional C & D Joint Venture Contribution was made to assure participation in the future development of the parcel. The conditional contribution was made subject to the future solicitation of the consent of the beneficiaries of each of the Trust and Trust D. The C & D Joint Venture Contribution is conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. will contribute all of the partnership interests that they hold in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele holds in RM Financing LLC to RMLP, Inc., a newly formed subsidiary of PLM, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., approximately 15% interest in RMLP Inc.

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

On February 12, 2003, the Trust filed a proxy statement with the SEC, pursuant to which the Trust solicited the approval of the Beneficiaries to the following proposals, which were subsequently approved by the Trust's shareholders. On
March  14,  2003,  the  Beneficiaries  approved  the  following  proposals:

1. To allow PLM, its parent, MILPI, and subsidiaries and affiliates that they control, to continue to operate their ongoing business making investments after December 31, 2002, notwithstanding the end of the reinvestment period for the Trust.
2. To approve a transaction whereby a new formed subsidiary of PLM, RMLP, Inc., will receive a contribution from Semele Group, Inc., of partnership interests in Rancho Malibu, a partnership that owns and is developing approximately 274 acres of land in Malibu, California, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15 %) of the common stock of RMLP, Inc.
3. To amend Section 7.5 of the Trust Agreement to approve grants and exercises of rights of first refusal in connection with joint ventures between the Trust and its affiliates.
4. To approve the purchase by MILPI of the membership interests in MILPI held by AFG Investment Trust A and AFG Investment Trust B, for $5.9 million which gives the Trust, together with AFG Investment Trust D, shared 100% ownership of MILPI. After this purchase the Trust will owns 50% of MILPI.
5. To allow the Trust, in its operation of PLM, to enter into business arrangements with affiliates of the Trust in the ordinary course of business on terms no less favorable than those that they would receive if such arrangements were being entered into with independent third parties.

In March 2003, RMLP, Inc. purchased Semele Group, Inc.'s ownership interest in Rancho Malibu as indicated in the proposal above.

d)  Financial Information About Foreign and Domestic Operations and Export Sales

Incorporated herein by reference to the financial statements and supplementary data included in the 2002 Annual Report.

Item  2.  Properties.
---------------------

None.

Item  3.  Legal  Proceedings.
-----------------------------

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in C&D IT LLC, EFG Kirkwood and Kettle Valley. The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust unintentionally may have engaged, or may engage in an activity or activities that may be construed to fall within the scope of the Act. If the Trust were determined to be an investment company, its business would be adversely affected. The Managing Trustee, AFG ASIT Corporation, has engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of or acquiring certain assets that it might not otherwise dispose of or acquire.


The Trust is subject to various claims and proceeding in the normal course of business. Management believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Trust or its results of operations.

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

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are viewed as being inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

(b)  Approximate  Number  of  Security  Holders

At December 31, 2002, there were 1,945 record holders (1,935 of Class A Interests and 10 of Class B Interests) in the Trust.

(c)  Dividend  History  and  Restrictions

Prior to 1998, cash distributions were declared and paid within 45 days after the completion of each calendar month and described in a statement sent to the Beneficiaries. Distributions prior to Class B Payout (defined below) were allocated to the Class A and Class B Beneficiaries as follows: first, 100% to the Class A Beneficiaries up to $0.41 per Class A Interest; second, 100% to the Class B Beneficiaries up to $0.164 per Class B Interest, reduced by the Class B Distribution Reduction Factor (defined below); third, 100% to the Class A Beneficiaries up to an additional $0.215 per Class A Interest; and fourth, until Class B Payout was attained, 80% to the Class B Beneficiaries and 20% to the
Class  A  Beneficiaries.

After the amendment of the Trust Agreement in 1998, the Managing Trustee evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intended to continue to evaluate additional new investments, it anticipated that the Trust would be able to fund these new investments with cash on hand or from other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, in 1999, the Trust declared a special cash distribution to the Trust Beneficiaries totaling $15.2 million, which was paid in January 2000.

After the special distribution in January 2000, the Trust adopted a new distribution policy and suspended the payment of regular cash distributions. The Managing Trustee did not reinstate cash distributions through the expiration of the Trust's reinvestment period in December 2002. In addition to maintaining sale proceeds for reinvestment, the Managing Trustee determined that the Trust would retain cash from operations to pay down debt and for the continued maintenance of the Trust's assets. The Managing Trustee believed that this decision was in the best interests of the Trust over the long term.

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

There were no distributions declared in 2002, 2001 or 2000. Distributions of $15.2 million declared in December 1999 were paid in January 2000.

Item  6.  Selected  Financial  Data.
------------------------------------

Incorporated herein by reference to the section entitled "Selected Financial Data" in the 2002 Annual Report.

Item  7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report.

Item  7a.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk
---------------------------------------------------------------------------

The Trust's primary market risk exposure is that of interest rate and currency devaluation risk.

During the year ended December 31, 2002, 63% of the Trust's total lease revenues from wholly-owned and jointly-owned equipment was earned from lessees domiciled outside the United States. If these lessees' currency devalues against the US dollar, these lessees could potentially encounter difficulty in making the US dollar-denominated lease payments.

Item  8.  Financial  Statements  and  Supplementary  Data.
----------------------------------------------------------

Incorporated herein by reference to the financial statements and supplementary data included in the 2002 Annual Report.

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

None.

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Trust.
---------------------------------------------------------------

(a-b)  Identification  of  Directors  and  Executive  Officers

The Trust has no Directors or Officers. As indicated in Item 1, AFG ASIT Corporation is the Managing Trustee of the Trust. Under the Trust Agreement, the Managing Trustee is solely responsible for the operation of the Trust's properties and the Beneficiaries have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing Trustee as of March 31, 2003 are as follows:





DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  MANAGING  TRUSTEE  (See  Item  13)
--------------------------------------------------------------------------------


Name                               Title                    Age        Term
---------------  -----------------------------------------  ---  ----------------
Gary D. Engle    President and Chief Executive                   Until a
                 Officer of the general partner of EFG and       successor is
                 President and Director of Managing              duly elected and
                 Trustee                                     54  qualified

James A. Coyne   Executive Vice President of the
                 general partner of EFG and Senior Vice
                 President of the Managing Trustee           43

Richard K Brock  Chief Financial Officer and Treasurer of
                 AFG ASIT Corporation                        40

Gail D. Ofgant   Senior Vice President, Lease Operations
                 of the general partner of EFG
                 and Senior Vice President of the
                 Managing Trustee                            37


(c)  Identification  of  Certain  Significant  Persons

None.

(d)  Family  Relationship

No family relationship exists among any of the foregoing Directors or Executive Officers.

(e)  Business  Experience

Mr. Engle, age 54, is Director and President of the Managing Trustee and sole shareholder, Director, President and Chief Executive Officer of Equis Corporation, EFG's general partner. Mr. Engle is also Chairman and Chief
Executive Officer of Semele Group Inc. ("Semele") and is President and a Director of Equis II Corporation. Mr. Engle controls the general partners of Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Mr. Engle is also a member of the Board of Managers of Echelon Development Holdings LLC. Mr. Engle joined EFG in 1990 and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

Mr. Coyne, age 43, became Vice President of the Managing Trustee in 1997 and has been Senior Vice President of the Managing Trustee since 1998. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG, and President and Chief Operating Officer of Semele. He is also a Director and President of Equis II Corporation. Mr. Coyne joined EFG in 1989 and remained with the company until May 1993 when he resigned to join the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. Mr. Coyne remained with the Raymond Company until November 1994 when he re-joined EFG. From 1985 to 1989, Mr. Coyne was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Coyne holds a Masters degree in accounting from Case Western Reserve University and a B.S. in Business Administration from John Carroll University and is a Certified Public Accountant.

Mr.  Brock,  age  40,  became  Chief Financial Officer and Treasurer of AFG ASIT
Corp.  in  2002.  Mr.  Brock  is  also  the  Chief  Financial  Officer  of  PLM
International, Inc. Mr. Brock has been associated with PLM for over twelve years holding positions including Chief Financial Officer and Corporate Controller.

Ms. Ofgant, age 37, has served as Senior Vice President, Lease Operations of Managing Trustee since 1998. Ms. Ofgant joined EFG in July 1989 and held various positions in the organization before becoming Senior Vice President of the general partner of EFG in 1998. From 1987 to 1989, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree from Providence College.

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

(b)  Compensation  Pursuant  to  Plans

None.

(c)  Other  Compensation

Although  the  Trust  has  no employees, as discussed in Item 11(a), pursuant to section 10.4(c) of the Trust Agreement, the Trust incurs a monthly charge for personnel costs of the Advisor for persons engaged in providing administrative services to the Trust. A description of the remuneration paid by the Trust to the Managing Trustee and its Affiliates for such services is included in Item 13, herein and in Note 8 to the audited financial statements included in Item 15, herein.

(d)  Stock  Options  and  Stock  Appreciation  Rights.

Not  applicable.

(e)  Long-Term  Incentive  Plan  Awards  Table.

Not  applicable.

(f)  Defined  Benefit  or  Actuarial  Plan  Disclosure.

Not  applicable.

(g)  Compensation  of  Directors

None.

(h)  Termination  of  Employment  and  Change  of  Control  Arrangement

There exists no remuneration plan or arrangement with the Managing Trustee or its Affiliates, which results or may result from their resignation, retirement or any other termination.

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


As of March 31, 2003, the following person or group owns beneficially more than 5% of the Trust's outstanding Beneficiary interests:


Title                        Name and             Amount of       Percent
of                          Address of           Beneficial          of
Class                    Beneficial Owner         Ownership        Class
---------------------  --------------------  -------------------  --------
Class B                Equis II Corporation
Beneficiary Interests  200 Nyala Farms        3,019,220 Interests    99.82%
                       Westport, CT 06880



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

No person or group is known by the Managing Trustee to own beneficially more than 5% of the Trust's 1,787,153 outstanding Class A Interests as of March 31, 2003.

The  ownership  and  organization  of EFG is described in Item 1 of this report.

Item  13.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------------

The  Managing Trustee of the Trust is AFG ASIT Corporation, an affiliate of EFG.

(a)  Transactions  with  Management  and  Others

Various operating expenses incurred by the Trust are paid by Equis Financial Group, LP ("EFG") on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2002, 2001 and 2000, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):

                               2002    2001    2000
                              -----  ------  ------
Acquisition fees              $  24  $   74  $   15
Management fees                 434     433     431
Administrative charges          201     178     198
Reimbursable operating costs
   due to third parties           -     966     397
                              -----  ------  ------
        Total                 $ 659  $1,651  $1,041
                              =====  ======  ======


As provided under the terms of the Trust Agreement, EFG is compensated for its services to the Trust. Such services include all aspects of acquisition, management and sale of equipment. For equipment acquisition services, EFG was compensated by an amount equal to 0.28% of Asset Base Price paid by the Trust for each asset acquired for the Trust's initial asset portfolio. For reinvestment equipment acquisitions completed prior to September 2, 1997, EFG was compensated by an amount equal to 3% of Asset Base Price paid by the Trust. In connection with a Solicitation Statement and consent of Beneficiaries in 1998, the Trust's reinvestment provisions, which were scheduled to expire on September 2, 1997, were extended through December 31, 2002 and the Trust was permitted to invest in assets other than equipment. Acquisition fees paid to EFG in connection with equipment reinvestment assets acquired after September 2, 1997 are equal to 1% of Asset Base Price paid by the Trust. The Trust does not anticipate, nor have there been, any equipment acquisitions subsequent to September 1997. Acquisition fees associated with non-equipment acquisitions are negotiated at the date of each acquisition. Historically fees associated with non-equipment acquisitions have been approximately 1% of the Asset Base Price. For management services, EFG is compensated by an amount equal to (i) 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Trust with respect to equipment acquired on or prior to September 2, 1997. For non-equipment assets other than cash, the Managing Trustee receives an annualized management fee of 1% of such assets under management. Compensation to EFG for services connected to the disposition of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to payout and this fee and the other fees described above are subject to certain limitations defined in the Trust Agreement.

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Trust, which are reimbursed to EFG at actual cost. Prior to June 2002, an affiliated company supported the administrative function. Subsequently, the administrative functions were outsourced to an unrelated third party with the exception of some administrative functions which will continue to be supported by EFG.

During 2001 and 2000, EFG paid the majority of operating costs on behalf of the Trust. Costs incurred by EFG were subsequently reimbursed by the Trust on a monthly basis. During 2002, the Trust paid all of its direct costs. Therefore, there were no reimbursable direct operating costs paid to an affiliate during the year.

All equipment was purchased from EFG, one of its Affiliates, or directly from third-party sellers. The Trust's Purchase Price is determined by the method described in Note 3 to the audited financial statements, Equipment.

On December 31, 2002, the Trust had a receivable from affiliate of $0.1 million. The receivable consists of approximately $0.1 million of revenues and other proceeds received by EFG. All rents and proceeds from the sale of equipment are paid by the lessee directly to either EFG or a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. The Trust's cash proceeds received by EFG are reimbursed to the Trust on a monthly basis. The remaining balance of the receivable, approximately $0.1 million, relates to costs incurred by the Trust associated with the sale of an aircraft on behalf of EFG.

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

In 1997, the Trust issued 3,024,740 Class B Interests at $5.00 per interest, thereby generating approximately $15.1 million in aggregate Class B capital contributions. Class A Beneficiaries purchased 5,520 Class B Interests, generating $28,000 of such aggregate capital contributions, and then the Special Beneficiary, EFG, purchased 3,019,220 of such Class B Interests, generating approximately $15.1 million of such aggregate capital contributions.

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

During the first quarter of 2002, the Trust borrowed $0.7 million from MILPI Holdings, LLC. The note issued had an interest rate LIBOR plus 200 basis points and was scheduled to mature on January 6, 2003. In December 2002, the note was paid in full plus accrued interest. The interest paid to MILPI under this note during the year ended December 31, 2002 was $28,000.

See  discussion  of  the  MILPI  acquisition  of  PLM  included  in  Item  1.

See  discussion  of  the  C  & D IT LLC joint venture entity included in Item 1.


(b)  Certain  Business  Relationships

None.

(c)  Indebtedness  of  Management  to  the  Trust

None.

(d)  Transactions  with  Promoters

Not  applicable.

Item  14.  Controls  and  Procedures
------------------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Managing Trustee's Principal Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART  IV

Item  15.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)  Documents  filed  as  part  of  this  report:

(1)     Financial Statements:

  Report of Independent Certified Public Accountants.     *

  Report of Deloitte & Touche LLP, Independent Auditors.  *

  Statements of Financial Position
  at December 31, 2002 and 2001                           *

  Statements of Operations
  for the years ended December 31, 2002, 2001 and 2000    *

  Statements of Changes in Participants' Capital for the years ended December 31, 2002 , 2001 and 2000. *

  Statements of Cash Flows
  for the years ended December 31, 2002,  2001 and 2000.  *

  Notes to the Financial Statements                       *



* Incorporated herein by reference to the appropriate portion of the 2002 Annual Report to security holders for the year ended December 31, 2002 (see Part
II).


(2)     Financial  Statement  Schedules:

None  required.

(3)     Exhibits:

Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.


                                     Exhibit
                                     Number
                                     ------

2 Agreement and Plan of Merger, dated as of December 22,2000, between MILPI Acquisition Corp. and PLM International, Inc. was filed in the Registrant's Form 8-K dated December 28, 2000 as Exhibit 2.1 and is incorporated by reference.

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

13 The 2002 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

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

99(f)     Promissory  Note,  dated as of January 7, 2002, between AFG Investment
Trust C and PLM International, Inc. was filed on Form 8-K as Exhibit 99.1 and is incorporated herein by reference.

99(g)     C&T  IT  LLC  Operating  Agreement,  dated  March  1, 2002 between AFG
Investment Trust C and AFG Investment Trust D was filed on Form 10-K for the year ended December 31, 2001 and is incorporated herein by reference.

99(h)     Operating  Agreement  of  EFG  Kirkwood  LLC,  dated  May  1,  1999

99(i)     Amended  and  Restated  Operating  Agreement  of Mountain Springs, LLC
dated  October  24,  2002

99.1 Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

99.2 Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley



(b)  Reports  on  Form  8-K

None

(c)  Other  Exhibits

None

(d)  Financial  Statement  Schedules

(i) Consolidated Financial Statements for MILPI Holdings, LLC and Subsidiaries as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period February 7, 2001 through December 31, 2001 and Independent Auditors' Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

AFG  Investment  Trust  C

By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


By:  /s/  Gary  D.  Engle
   ----------------------
Gary  D.  Engle
President  and  Chief  Executive
Officer  of  the  general  partner  of  EFG  and
President  and  a  Director
of  the  Managing  Trustee
(Principal  Executive  Officer)
Date:March  31,  2003
    -----------------


By:  /s/  Richard  K  Brock
     ----------------------
Richard  K  Brock
Chief  Financial  Officer  and  Treasurer  of  AFG  ASIT  Corp.,
the  Managing  Trustee  of  the  Trust
(Principal  Financial  and  Accounting  Officer)
Date:March  31,  2003
     ----------------

CERTIFICATION:

I,  Gary  D.  Engle,  certify  that:

1.     I  have  reviewed this annual report on Form 10-K of AFG Investment Trust
C;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                      /s/  Gary  D.  Engle
                    ----------------------
                    Gary  D.  Engle
                    President  of  AFG  ASIT  Corporation,
                    the  Managing  Trustee  of  the  Trust
                    (Principal  Executive  Officer)
                    March  31,  2003

------

CERTIFICATION:

I,  Richard  K  Brock,  certify  that:

1.     I  have  reviewed this annual report on Form 10-K of AFG Investment Trust
C;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Richard  K  Brock
-----------------------
Richard  K  Brock
Chief  Financial  Officer  and  Treasurer  of  AFG  ASIT  Corp.,
the  Managing  Trustee  of  the  Trust
(Principal Financial and Accounting Officer)
March 31, 2003

Exhibit
Number
------


13     The  2002  Annual  Report

23     Consent  of  Independent  Certified  Public  Accountants

99(h)     Operating  Agreement  of  EFG  Kirkwood  LLC

99(i)     Amended  and  Restated  Operating  Agreement  of Mountain Springs, LLC

99.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act



Schedule 14 D (i)



Schedule 14 D (i)










                      MILPI HOLDINGS, LLC AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS










































                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Description                                                                                     Page
----------------------------------------------------------------------------------------------  ----

Independent Auditors' Report                                                                       3

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001                          4
Consolidated Statements of Income for the year ended
December 31, 2002 and for the period from February 7, 2001 through December 31, 2001               5

Consolidated Statements of Shareholders' Equity for the year
ended December 31, 2002 and for for the period from February 7, 2001 through December 31, 2001     6
Consolidated Statements of Cash Flows for the year ended
December 31, 2002 and for the period from February 7, 2001 through December 31, 2001               7

Notes to Consolidated Financial Statements                                                         8

INDEPENDENT  AUDITORS'  REPORT
The  Board  of  Directors  and  Members
MILPI  Holdings,  LLC:

We have audited the accompanying consolidated balance sheets of MILPI Holdings, LLC, a Delaware limited liability company, and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related statements of income, shareholders' equity and cash flows for the year ended December 31, 2002 and for the period from February 7, 2001 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period from February 7, 2001 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption in fiscal 2002 of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  28,  2003














                      MILPI HOLDINGS, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                 (in thousands of dollars, except share amounts)




                                                                       2002     2001
                                                                      -------  -------
ASSETS
Cash and cash equivalents                                             $ 6,622  $14,037
Receivables, net of allowance for doubtful accounts of $136 at
       December 31, 2002 and $45 at December 31, 2001                     305       39
Receivables from affiliates                                               670      951
Equity interest in affiliates                                          19,361   20,948
Restricted cash and cash equivalents                                       60       75
Assets held for sale                                                    6,227        -
Goodwill, net of accumulated amortization of $765 as of
       December 31, 2002 and 2001                                       8,134    4,590
Other assets, net                                                       3,021    2,759
                                                                      -------  -------
      Total assets                                                    $44,400  $43,399
                                                                      =======  =======

LIABILITIES
Payables and other liabilities                                        $ 5,899  $ 5,702
Deferred income taxes                                                  12,541    9,751
                                                                      -------  -------
     Total liabilities                                                 18,440   15,453
                                                                      -------  -------
MINORITY INTERESTS                                                          -    3,029
                                                                      -------  -------
Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock ($0.01 par value, 20 shares authorized and outstanding)        -        -
Paid-in capital, in excess of par                                      21,676   21,970
Retained earnings                                                       4,284    2,947
                                                                      -------  -------
     Total shareholders' equity                                        25,960   24,917
                                                                      -------  -------

     Total liabilities, minority interests and stockholders' equity   $44,400  $43,399
                                                                      =======  =======



















       See accompanying notes to these consolidated financial statements.

                      MILPI HOLDINGS, LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands of dollars)

                                                              For the Period
                                               For the Year   From February 7,
                                                   Ended       2001  through
                                               December 31,    December 31,
                                                     2002       2001
                                                  ---------  ---------------
REVENUES

Management fees                                     $4,494   $5,217
Operating lease income                                 122      472
Acquisition and lease negotiation fees                   -    2,032
Gain (loss) on disposition of assets                    24      (91)
Other                                                  588    1,030
                                                    ------   ------
  Total revenues                                     5,228    8,660
                                                    ------   ------
EXPENSES

Depreciation and amortization                          177    1,255
Impairment of investment in managed programs           501      511
General and administrative                           2,800    4,090
                                                    ------   ------
  Total expenses                                     3,478    5,856
                                                    ------   ------
Operating income                                     1,750    2,804

Equity income in managed programs                      133    1,716

Interest income, net                                   323      378
Other (expense) income, net                            (55)      89
                                                    ------   ------
  Income before income taxes and minority interest   2,151    4,987

  Provision for income taxes                           774    1,611
  Minority interest                                     40      429

Net income                                          $1,337   $2,947
                                                    ======   ======
  Net income per weighted-average
     common share outstanding                       $   67   $  147
                                                    ======   ======
















       See accompanying notes to these consolidated financial statements.



                      MILPI HOLDINGS, LLC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEBMER 31, 2002 AND FOR
           THE PERIOD FROM FEBRUARY 7, 2001 THROUGH DECEMBER 31, 2001
                    (in thousands of dollars, except shares)


                                       Common      Additional      Retained
                               Shares   Stock    Paid in Capital   Earnings    Total
                               ------- ------  ------------------  ---------  -------
 Balance at February 7, 2001       20  $     -  $         21,776   $       -  $21,776

  Capital contribution              -        -               194           -      194
  Net income                        -        -                 -       2,947    2,947
                               ------- ------  ------------------  ---------  -------
 Balance at December 31, 2001      20        -            21,970       2,947   24,917

  Capital contribution              -        -             4,363           -    4,363
  Dividends paid                    -        -            (4,657)          -   (4,657)
  Net income                        -        -                 -       1,337    1,337
                               ------- ------  ------------------  ---------  -------
 Balance at December 31, 2002      20  $     -  $         21,676   $   4,284  $25,960
                               ------- ------  ------------------  ---------  -------









     See accompanying notes to these consolidated financial statements.

                      MILPI HOLDINGS, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                             For the Period from
                                                                For the Year        February 7, 2001
                                                                    Ended               through
                                                                December 31,          December 31,
                                                                    2002                  2001
                                                            ---------------------  ------------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income                                                $              1,337   $           2,947
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization expense                                    177               1,255
    Compensation expense related to variable stock options                    --                 315
    (Gain) loss on disposition of assets                                     (24)                 91
    Equity income in managed programs                                       (133)             (1,716)
    Minority interest                                                         40                 429
    Impairment of equity Investments                                         501                 511
    Deferred income tax provision                                            561                 867
  Changes in assets and liabilities:                                      (14)--                  --
    Receivables and receivables from affiliates                               15               1,576
    Other assets, net                                                       (406)               (176)
    Payables and other liabilities                                          (250)             (9,484)
                                                            ---------------------  ------------------
      Net cash provided by (used in) operating activities                  1,818              (3,385)
                                                            ---------------------  ------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Cash distributions from managed programs                                 1,645               1,591
  Loans made to shareholders                                              (1,345)             (5,500)
  Repayment of loans made to shareholders                                  1,345               5,500
  Purchase of property, plant and equipment                                  (67)                (71)
  Proceeds of sale of equipment for lease                                     58                 313
  Proceeds from the sale of assets held for sale                              --              10,250
  Purchase of the assets held for sale                                    (6,227)                 --
  Purchase of PLM International, Inc. minority interest                   (4,363)                 --
  Decrease in restricted cash                                                 --               1,673
                                                            ---------------------  ------------------
      Net cash (used in) provided by investing activities                 (8,954)             13,756
                                                            ---------------------  ------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Restricted cash                                                             15                  --
  Capital contribution                                                     4,363                 194
  Dividends paid                                                          (4,657)                 --
  Redemption of stock options                                                 --                (919)
                                                            ---------------------  ------------------
      Net cash used in financing activities                                 (279)               (725)
                                                            ---------------------  ------------------

  Net (decrease) increase in cash and cash equivalents                    (7,415)              9,646
  Cash and cash equivalents at beginning of period                        14,037               4,391
                                                            ---------------------  ------------------
  Cash and cash equivalents at end of period                $              6,622   $          14,037
                                                            =====================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for taxes                     $                243   $           6,216
                                                            =====================  ==================
  Cash paid during the period for interest                  $                  1   $               6
                                                            =====================  ==================





       See accompanying notes to these consolidated financial statements.

1.  SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

BACKGROUND

MILPI Holdings, LLC and subsidiaries ("MILPI" or the "Company") was formed on December 12, 2000, under the laws of the state of Delaware and is governed by its Operating Agreement, dated December 13, 2000. MILPI had no activities from December 12, 2000 through February 7, 2001. MILPI was created by four separate trusts (AFG Investment Trust A, AFG Investment Trust B, AFG Investment Trust C and AFG Investment Trust D, collectively the "Trusts") for the purpose of acquiring the entire interest in PLM International, Inc. and subsidiaries ("PLM"). PLM is an equipment management company and operates in one business segment, the leasing of transportation equipment.

On February 7, 2001, MILPI Acquisition Corp. ("MAC"), a wholly-owned subsidiary of MILPI, closed on its tender offer to purchase any and all of PLM's outstanding common stock for a purchase price of $3.46 per share. The purchase price was determined based on competitive bids and a valuation model using the expected future cash flows of the Company. The Company also hired an investment banking firm to issue a fairness opinion on the purchase price. Pursuant to the cash tender offer, the Trusts through MAC acquired approximately 83% of PLM's common stock in February 2001 for a total purchase price of $21.8 million and contributed the shares to MILPI. Approximately $2.0 million of total costs estimated for severance of PLM employees and relocation costs in accordance with management's formal plan to involuntarily terminate employees, which plan was developed in conjunction with the acquisition, were accrued as acquisition costs. The assets of PLM included cash and cash equivalents of approximately $4.4 million. The acquisition resulted in goodwill of approximately $5.8 million. Goodwill was reduced by approximately $0.5 million later in 2001 due to a revision in the estimates of severance and relocation costs originally recorded as acquisition costs. Amounts paid in 2001 related to the severance of employees and for relocation costs were approximately $1.5 million.

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
                                                                      =======



On February 6, 2002, the Trusts through MAC, completed their acquisition of PLM by purchasing the remaining 17% of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity. The merger was completed when MAC obtained approval of the merger from PLM's shareholders pursuant to a special shareholder's meeting on February 6, 2002. The remaining interest was purchased for $4.4 million at the $3.46 per common share price established in the tender offer. Approximately
1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

$0.4 million of total costs estimated for severance of PLM employees and property abandonment in accordance with management's formal plan to involuntary terminate employees, which plan was developed in conjunction with this acquisition, were accrued as acquisition costs. Amounts paid related to the severance of employees and for property abandonment in 2002 were approximately $0.1 million.

The allocation of the February 6, 2002 purchase price is as follows (in thousands of dollars):

Equity Interest in Affiliates   $   426
Goodwill                          3,544
Payables and Other Liabilities     (446)
Deferred Income Tax Liability    (2,230)
Minority Interest                 3,069
                                -------
Total                           $ 4,363
                                =======


The acquisition of the stock of PLM was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). In accordance with SFAS No. 141, the Company allocates the total purchase price to the assets acquired and liabilities assumed based on the respective fair market values at the date of acquisition. There are no contingencies or other matters that could materially affect the allocation of the purchase cost.

The results of operations of PLM since February 7, 2001 have been included in the consolidated financial statements. Concurrent with the February 7, 2001, acquisition, PLM ceased to be publicly traded.

On October 10, 2002, the Company formed a limited liability company under the Delaware Limited Liability Company Act, MILPI Equipment Management, LLC (MILPI
EM). MILPI EM is expected to begin earning revenues in connection with the management of limited partnerships and other managed programs sometime in 2003.

The  Company's  fiscal  year  end  is  December  31.

PRINCIPLES  OF  CONSOLIDATION  AND  BASIS  OF  PRESENTATION

The accompanying consolidated financial statements include the accounts of MILPI Holdings, LLC and its wholly-owned subsidiaries. In addition, investments for which the Company acts as manager or general partner, and therefore has significant influence but does not control, are accounted for using the equity method. All significant intercompany balances and transactions among the consolidated group have been eliminated.

The Company recognized a minority interest in the Company's consolidated financial statements, until February 6, 2002, the date the Company acquired the minority interest, to reflect PLM's common shares not owned by the Company as of that date.

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




1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

INVESTMENT IN, AND MANAGEMENT OF, EQUIPMENT GROWTH FUNDS, OTHER LIMITED PARTNERSHIPS, PRIVATE PLACEMENT PROGRAMS AND LIMITED LIABILITY COMPANY

The Company earns revenues in connection with the management of limited partnerships and other managed programs. Equipment acquisition and lease negotiation fees are earned through the purchase and initial lease of equipment, and are recognized as revenue when the Company completes all of the services required to earn the fees, typically when binding commitment agreements are signed.

Management fees are earned for managing the equipment portfolios and administering investor programs as provided for in various agreements, and are recognized as revenue over time as they are earned.

As compensation for organizing a partnership investment program, the Company was granted an interest (between 1% and 5%) in the earnings and cash distributions of the program, in which PLM Financial Services, Inc. ("FSI"), a wholly owned subsidiary of PLM, is the General Partner. The Company recognizes as partnership interests its equity interest in the earnings of the partnerships, after adjusting such earnings to reflect the effect of special allocations of the programs' gross income allowed under the respective partnership agreements.

From May 1995 through May 1996, Professional Lease Management Income Fund I, LLC ("Fund I"), a limited liability company with a no front-end fee structure, was offered as an investor program. FSI serves as the manager for the program. No compensation was paid to PLM for the organization and syndication of interests, the acquisition of equipment, the negotiation of leases for equipment, or the placement of debt. PLM funded the costs of organization, syndication, and offering through the use of operating cash. PLM has an equity interest of 15% for its contribution to the program. In return for its investment, PLM is entitled to a 15% interest in the cash distributions and earnings of Fund I, subject to certain allocation provisions. PLM's interest in the cash distributions and earnings of Fund I will increase to 25% after the investors have received distributions equal to their invested capital.

The Company is entitled to reimbursement from the investment programs for providing certain administrative services at the lesser of cost or market rates.

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

OPERATING  LEASE  INCOME

Operating lease income consists of rental revenue generated from assets held for operating leases and assets held for sale that are on lease, which is recognized equally on a straight-line basis over the lease term.

RESTRICTED  CASH  AND  CASH  EQUIVALENTS

The Company considers highly liquid investments readily convertible into known amounts of cash with original maturities of 90 days or less as cash equivalents.

Restricted cash consists of bank accounts and short-term investments that are subject to withdrawal restrictions per loan agreements.





1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)


GOODWILL

Goodwill represents the excess of the aggregate purchase price of PLM over the fair market value of the identifiable net assets acquired in accordance with SFAS No. 141. The Company allocates the total purchase price to the assets acquired and liabilities assumed based on the relative fair market values at the date of acquisition.

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS. No. 142") on January 1, 2002. As a result, the discontinuance of goodwill amortization was effective upon adoption of SFAS No. 142. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Fair value of the asset is calculated using several valuation models which utilize the expected future cash flows of the Company. In accordance with SFAS No. 142, the Company performed an evaluation of the fair value of goodwill as of January 1, 2002 and found no indication that goodwill was impaired.

Based on an analysis performed as of December 31, 2002, and consideration of events that have occurred and circumstances that have changed since the most recent fair value determination, including the minority interest acquisition, the likelihood that a current fair value determination would be less than the carrying amount of the reporting unit is remote as of December 31, 2002.

Goodwill of approximately $5.4 million was recorded in conjunction with the acquisition of 83% of the common stock of PLM. The Company recorded goodwill of approximately $3.5 million in conjunction with the acquisition of the remaining 17% of the outstanding common stock of PLM in February 2002.

The comparison of the net income for the year ended December 31, 2002 and the pro forma net income for the period from February 7, 2001 through December 31, 2001, assuming no goodwill amortization, are summarized as follows (in thousands of dollars):



                                                          For the
                                       For the           Period From
                                         Year          February 7, 2001
                                        Ended              Through
                                  December 31, 2002   December 31, 2001
                                  ------------------  ------------------

Reported net income               $            1,337  $            2,947
Add back: goodwill amortization                    -                 765
                                  ------------------  ------------------
Pro forma net income              $            1,337  $            3,712
                                  ==================  ==================
Net  earnings per share:
Reported net income               $               67  $              147
Add back:  Goodwill amortization                   -                  38
                                  ------------------  ------------------
Pro forma net income              $               67  $              185
                                  ==================  ==================









1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands of dollars):


Balance as of December 31, 2001         $4,590

Add: Goodwill acquired during the year   3,544
                                        ------
Balance at December 31, 2002            $8,134
                                        ======


INCOME  TAXES

MILPI is a partnership and as such is not taxed on its operations. PLM is a C corporation, which recognizes income tax expense using the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Deferred income taxes arise primarily because of differences in the timing of reporting equipment depreciation, partnership income, and certain accruals for financial statement and income tax reporting purposes.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted Statement No. 143 at the beginning of fiscal 2003 and such adoption had no effect on the Company's financial position and results of operations.

In April 2002 the FASB issued SFAS No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." As a result of the rescission of SFAS No.4, a gain or loss on extinguishment of debt will no longer be presented as an extraordinary item upon the adoption of SFAS No.145. The Company adopted SFAS No. 145 in the second quarter of fiscal 2002.

In July 2002 the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No.146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No.144. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. It also requires the guarantor to recognize a liability for the fair value of guarantees entered into after December 31, 2002 at the inception of the guarantee. This interpretation had no effect on the financial position and results of operations of the Company.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements
1.     SUMMARY  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

when the equity investors in an entity do no have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Company will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Company has determined that it is not reasonably possible that they have any variable interests.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with current year presentation and do not change the results of the prior period financial statements.

2.     ASSETS  HELD  FOR  SALE

In conjunction with the acquisition of PLM in February 2001, the Company acquired $10.3 million in marine containers that were classified as assets held for sale. The Company sold the marine containers to affiliated programs at cost, which approximated fair value in the first quarter of 2001.

The Company has arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by the Company or by the Program Affiliates. The Company will manage the leased and purchased railcars. The Company will not be liable for these railcars. The Company estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003 and 2004. As of December 31, 2002, the Company had purchased $6.2 million of these railcars. The Company sold these railcars to a Program Affiliate in the first quarter of 2003 (See Note 16).

3.     EQUITY  INTEREST  IN  AFFILIATES

FSI is the General Partner or manager of ten investment programs. Distributions of the programs are allocated as follows: 99% to the limited partners and 1% to the General Partner in PLM Equipment Growth Fund (EGF) I and PLM Passive Income Investors 1988-II; 95% to the limited partners and 5% to the General Partner in EGFs II, III, IV, V, VI, and PLM Equipment Growth & Income Fund VII (EGF VII); and 85% to the members and 15% to the manager in Fund I. PLM's interest in the cash distributions of Fund I will increase to 25% after the investors have received distributions equal to their invested capital. Net income is allocated to the General Partner subject to certain allocation provisions.

In accordance with SFAS No. 144, the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Whenever circumstances indicate that an impairment may exist, the Company evaluates future cash flows of the asset and compares this amount to the carrying value. If projected undiscounted future cash flows are lower than the carrying value of the asset, a loss is recorded. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset is determined based on a valuation model which includes expected future cash flows of the asset, current market prices and management's market knowledge. On December 31, 2002, one of the PLM managed programs in which MILPI has an equity investment adopted a formal plan of liquidation and transferred the remaining assets of this managed program to a liquidating trust. MILPI is actively marketing the equipment in this managed program and is in the process of finalizing the estimated costs of liquidation.

3.     EQUITY  INTEREST  IN  AFFILIATES  (CONTINUED)

Based on a revised liquidation analysis as of December 31, 2002, completed for this managed program on February 7, 2003, MILPI believes its equity investment in this program is impaired. Therefore, for the year ended December 31, 2002, MILPI recorded an impairment loss of $0.5 million on its equity investment in this affiliate.

In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121"), in 2001 the Company reviewed the carrying value of its investments whenever circumstances indicated that the carrying value may not be recoverable. If projected undiscounted future cash flows were lower than the carrying value of its equity interest in affiliates, an impairment was recorded. During the period from February 7, 2001 through December 31, 2001, the Company recorded an impairment of $0.5 million on its equity interest in affiliates due to a change in market conditions, primarily in the airline industry, after the events of September 11, 2001.

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

The summarized combined financial data for FSI's affiliates as of and for the year ended December 31, 2002, and as of and for the period from February 7, 2001 through December 31, 2001 is as follows (in thousands of dollars):


                     2002      2001
                   --------  --------
Total assets       $201,683  $229,358
Total liabilities   53,617    67,579
Partners' equity   148,065   161,779

Total revenues     $72,078   $91,085
Total expenses      68,286    70,688
Net income          3,792     20,397





4.    OTHER  ASSETS,  NET

Other assets, net, consists of the following as of December 31, 2002, and 2001, respectively (in thousands of dollars):

                                                             2002   2001
                                                           ------  -----
Cash surrender value of officers' life insurance policies  $2,721  2,343
Prepaid expenses, deposits and other                          169    153
Furniture, fixtures, and equipment, net                       102     85
Commercial and industrial equipment, net                       29    178
                                                           ------  -----
    Total other assets, net                                $3,021  2,759
                                                           ------  -----



5.    WAREHOUSE  CREDIT  FACILITY

The Company is a participant in a $10.0 million warehouse facility. In July 2002, the Company reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Company, PLM Equipment Growth Fund V, PLM Equipment Growth Fund VI, PLM Equipment Growth and Income Fund VII and Fund I. The facility provides for financing up to 100% of the cost of equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. All borrowings are guaranteed by PLM. As of December 31, 2002, there were no outstanding borrowings on this facility by any of the eligible borrowers.

6.     INCOME  TAXES

The provision for income taxes attributable to income from operations consists of the following (in thousands of dollars):

                                       2002                            2001
                          ----------------------------     --------------------------
                          Federal      State     Total      Federal    State    Total
Current                   $   64     $   149    $  213      $   551    $ 193   $  744
Deferred                     395         166       561          705      162      867
                          ------     -------    ------      -------    -----   ------
Total                     $  459     $   315    $  774      $ 1,256    $ 355   $1,611
                          ======     =======    ======      =======    =====   ======

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns ultimately filed.

The difference between the effective rate and the expected federal statutory rate is reconciled below:


                                    Year Ended     Period from February 7,
                                    December 31,        2001 through
                                        2002           December 31, 2001
                                    -------------  ------------------------
Federal statutory tax expense rate            34%                       34%
State income tax rate                          5                         5
Other                                         (3)                       (7)
                                    -------------  ------------------------
    Effective tax expense rate                36%                       32%
                                    =============  ========================



There are no net operating loss carryforwards for federal income tax purposes or alternative minimum tax credit carryforwards as of December 31, 2002.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities as of December 31 are presented below (in thousands of dollars):


                                                  Year Ended         Period from February
                                                  December 31,        7, 2001 through
                                                      2002             December 31, 2001
                                                  -----------------  ----------------------
Deferred tax assets from continuing operations:
  Partnership Organization and Syndication costs  $          8,300   $               8,300
  Federal benefit of state taxes                               905                     735
  Other                                                        126                     329
                                                  -----------------  ----------------------
    Total gross deferred tax assets                          9,331                   9,364
  Less valuation allowance                                  (8,300)                 (8,594)
                                                  -----------------  ----------------------
  Net deferred tax assets                                    1,031                     770
                                                  -----------------  ----------------------

Deferred tax liabilities:
  Partnership interests                                     12,685                  10,520
  Other                                                        887                       1
                                                  -----------------  ----------------------
    Total deferred tax liabilities                          13,572                  10,521
                                                  -----------------  ----------------------
    Total net deferred tax liabilities            $         12,541   $               9,751
                                                  =================  ======================




6.     INCOME  TAXES  (CONTINUED)

Management has reviewed all established interpretations of items reflected in its consolidated tax returns and believes that these interpretations require valuation allowances as described in SFAS No. 109, "Accounting for Income Taxes". The valuation allowance contained in the 2002 deferred tax account includes items that may result in future capital losses.
7.     TRANSACTIONS  WITH  AFFILIATES

In addition to various fees payable to the Company or its subsidiaries, the affiliated programs reimburse the Company for certain expenses, as allowed in the program agreements. Reimbursed expenses totaled $1.3 million and $1.8 million for the year ended December 31, 2002 and the period from February 7, 2001 through December 31, 2001, respectively. Outstanding amounts are paid under normal business terms.

On February 11, 2002, the Company loaned $1.3 million to two of the trusts that own MILPI Holdings, LLC. The notes bear interest at LIBOR plus 200 basis points and matured on January 6, 2003. The interest rate charged on the loan is consistent with third party rates. This loan was prepaid in full plus all outstanding interest in December 2002.

As of December 31, 2002, the Company had receivables from affiliates of approximately $0.7 million, which represented unpaid management fees.

8.    SHAREHOLDERS'  EQUITY

In February 2002 the four Trusts that own MILPI contributed $4.4 million to the Company. These funds were used to purchase the remaining outstanding stock of PLM.

In March and December 2002, the Company declared and paid cash dividends of approximately $2.7 million and $2.0 million, respectively, to the Trusts.

9.    MINORITY  INTEREST

Minority interest is related to the portion of PLM's stock not owned by MILPI Holdings, LLC. The decrease in minority interest is attributable to the Company's purchase of the remaining 17% minority interest in the first quarter of 2002. Because all of the remaining minority interest shares were purchased in the first quarter of 2002, minority interest has been eliminated as of December 31, 2002.

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

In 2002, Professional Lease Management Income Fund 1, LLC, PLM Equipment Growth Fund VI, and PLM Equipment Growth and Income Fund VII accounted for 17%, 17% and 17% of total revenues, respectively. No other customer accounted for over 10% of revenue in 2002.

In 2001, Professional Lease Management Income Fund 1, LLC, PLM Equipment Growth Fund VI and PLM Equipment Growth and Income Fund VII, accounted for 26%, 20% and 13% of total revenues, respectively. No other customer accounted for over 10% of revenue in 2001.







10.     RISK  MANAGEMENT  (CONTINUED)

As of December 31, 2002, management believes the Company had no other significant concentrations of credit risk that could have a material adverse effect on the Company's business, financial condition, or results of operations.

11.     GEOGRAPHIC  INFORMATION

All of the Company's revenues for the year ended December 31, 2002, and for the period from February 7, 2001 through December 31, 2001 were recognized from entities domiciled in the United States and all of the Company's long-lived assets are located in the United States.

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

13.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the year ended December 31, 2002 (in thousands of dollars, except per share amounts):

                                                                              2002
                                                          -----------------------------------------------

                                                           March   June    September   December
                                                              31,     30,         30,        31,   Total
                                                           ------  ------  ----------  ----------  ------
Revenue                                                    $1,509  $1,334  $    1,011  $   1,374   $5,228

Net income                                                 $  553  $  807  $      104  $    (127)  $1,337


Net income per weighted-average common share outstanding:  $   28  $   40  $        5  $      (6)  $   67


During the third quarter ended September 30, 2002, the Company had a decrease in operating lease revenue, management and other fees totaling approximately $0.3 million compared to the quarter ended June 30, 2002. The Company's equity interests in the growth funds decreased approximately $0.4 million. Both decreases contributed to a decline in net income at September 30, 2002, compared to the period ended June 30, 2002.

During the quarter ended December 31, 2002, the Company had increased management fee revenue related to forklifts that had not been on lease during the quarter ended September 30, 2002. In addition, management fee revenue was recognized for the payment of receivables that had previously been written off. The Company's equity interests in the growth funds decreased approximately $0.2 million as a result of railcar impairments. Additionally, the Company recorded a $0.5 million impairment loss in conjunction with a managed program that adopted a formal plan of liquidation.

The following is a summary of the quarterly results of operations of the Company for the period February 7, 2001 through December 31, 2001 (in thousands of dollars, except per share amounts):


                                                                                2001
                                                           ---------------------------------------------
    March                                                  June    September   December
                                                              31,         30,        30,     31,  Total
                                                           ------  ----------  ---------  ------  ------
Revenue                                                    $1,648  $    2,005  $   3,157  $1,850  $8,660

Net income                                                 $  776  $      568  $   1,293  $  310  $2,947


Net income per weighted-average common share outstanding:  $   39  $       28  $      65  $   16  $  147



13.     QUARTERLY  RESULTS  OF  OPERATIONS  (CONTINUED)

In the third quarter of 2001, PLM earned acquisition and lease negotiation fees of $1.8 million, which resulted in after-tax net income of $1.1 million.

14.     COMMITMENTS  AND  CONTINGENCIES

INTERNAL  REVENUE  SERVICE  AUDIT

In March 2001, the Internal Revenue Service ("IRS") notified PLM that it would conduct an audit of certain Forms 1042, "Annual Withholding Tax Return for U.S. Source Income of Foreign Persons." The audit related to payments to unrelated foreign entities made by two partnerships in which PLM formerly held interests as the 100% direct and indirect owner. One partnership's audit related to Forms 1042 for the years 1997, 1998 and 1999, while the other partnership's audit related to Forms 1042 for the years 1998 and 1999. In September 2002, the IRS notified PLM that they had completed their examination of the related tax returns and that they had assessed no changes to the reported taxes.

LEASE  AGREEMENTS

PLM and its subsidiaries have entered into operating leases for office space. PLM's total net rent expense was $0.2 million and $0.4 million for the year ended December 31, 2002 , and for the period from February 7, 2001 through December 31, 2001, respectively.

Future payments under lease agreements are $0.3 million in 2003, $0.2 million in 2004, $0.1 million in 2005, $0 in 2006, 2007, and thereafter, respectively.

Future receipts under a noncancelable sublease extending through 2004 are $0.1 million as of December 31, 2002.

CORPORATE  GUARANTEE

As of December 31, 2002, PLM had guaranteed certain obligations up to $0.4 million of a Canadian railcar repair facility, in which PLM had a 10% ownership interest. This obligation was accrued at December 31, 2002.

EMPLOYMENT  AGREEMENTS

PLM entered into a severance agreement with an individual that will require PLM to pay severance in the event the employee is terminated after a change in control as defined in the employment agreement. In addition, PLM is under agreement to pay the health benefits of one individual through September 2003. As of December 31, 2002, the total future contingent liability for these payments was $0.2 million.

WAREHOUSE  CREDIT  FACILITY

See  Note  5  for  discussion  of  PLM's  credit  warehouse  facility.

OTHER

PLM life insurance policies on certain current and former employees, which had a $2.7 million cash surrender value as of December 31, 2002, are included in other assets.

COMMITMENT  TO  PURCHASE  RAILCARS

The Company has arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest (Non-Program Affiliates). These railcars will be delivered over the next three
14.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by the Company or by the Program Affiliates. The Company will manage the leased and purchased railcars. The Company will not be liable for these railcars. The Company estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003 and 2004. As of December 31, 2002, the Company had purchased $6.2 million of these railcars. The
Company sold these railcars to Program Affiliates in the first quarter of 2003 (See Note 16).

Commitments and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                                  Less than     1-3      4-5    After 5
Current Obligations                        Total    1 year     Years    Years    Years
                                           -------  -------  --------  ------  --------

Commitment to purchase railcars         $   19,742  $11,300  $ 8,442  $      -  $    -
Line of credit                                   -        -        -         -       -
                                           -------  -------  --------  ------  --------
                                           $19,742  $11,300  $  8,442  $    -  $     -
                                           -------  -------  --------  ------  --------


LITIGATION

PLM is involved as a plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Company.

15.     PROFIT  SHARING,  401(K)  PLAN  AND  STOCK  OPTION  PLANS

The  401(k) Plan (the "Plan") provides for deferred compensation as described in
Section 401(k) of the Internal Revenue Code. The Plan is a contributory plan available to essentially all full-time employees of PLM in the United States. In 2002, PLM employees who participated in the Plan could elect to defer and contribute to the trust established under the Plan wages up to $11,000. PLM matched up to a maximum of $4,000 of PLM employees' 401(k) contributions in 2001 to vest in four equal installments over a four-year period. The Company's total 401(k) contributions, net of forfeitures, were $0.1 million for 2002. The Profit Sharing and Stock Option Plans were terminated upon completion of the merger in 2002.



16.       SUBSEQUENT  EVENTS

In the first quarter of 2003, the Company sold its portfolio of railcars to a Program Affiliate for its cost of $6.2 million, which approximated fair market value. This sale resulted in a gain on disposition to the Company of $0.1 million.

On February 12, 2003, AFG Investment Trust C and AFG Investment Trust D filed a proxy statement, which was subsequently approved. In March 2003, the shareholders approved the following articles:

1. To allow PLM, its parent, MILPI, and subsidiaries and affiliates that they control, to continue to operate their ongoing business making investments after December 31, 2002, notwithstanding the end of the reinvestment period for AFG Investment Trust C and AFG Investment Trust D.
2. To approve a transaction whereby a newly formed subsidiary of PLM, RMLP, Inc., will receive a contribution from Semele Group, Inc., of partnership interests in Rancho Malibu, a partnership that owns and is developing 274 acres of land in Malibu, California, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15%) of the common stock of RMLP, Inc.
3. To amend Section 7.5 of the Trust Agreements of AFG Investment Trust C and AFG Investment Trust D to approve grants and exercises of rights of first refusal in connection with joint ventures between AFG Investment Trust C and AFG Investment Trust D and its affiliates.
4. To approve the purchase by MILPI of the membership interests in MILPI held by AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust, which gave AFG Investment Trust C and AFG Investment Trust D shared 100% ownership of MILPI.
5. To allow AFG Investment Trust C and AFG Investment Trust D, in the operation of PLM, to enter into business arrangements with affiliates of AFG Investment Trust C and AFG Investment Trust D in the ordinary course of business on terms no less favorable than those that they would receive if such arrangements were being entered into with independent third parties.

In March 2003, RMLP, Inc. purchased Semele Group, Inc.'s ownership interest in Rancho Malibu as indicated in the proposal above.