Form 10QSB
period 2003-03-31
AFG INVESTMENT TRUST C
filed 2003-05-12
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

                                                                                                      [ X ]                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
                                                                                                                           For the quarterly period ended March 31, 2003

                                                                                                                                                       OR

                                                                                                        [ ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
                                                                                                                           For the transition period from to .

                                                                                                                                   Commission File Number 0-21444

                                                                                                                                       AFG Investment Trust C
                                                                                                                          (Name of Small Business Issuer in its charter)

                                                                                                                                        Delaware                                                                     04-3157232
                                                                                                                      (State or other jurisdiction of                                                       (I.R.S. Employer Identification No.)
                                                                                                                       incorporation or organization)

                                                                                                   1050 Waltham Street, Suite 310, Lexington, MA                                                                02421
                                                                                                             (Address of principal executive offices)                                                                     (Zip Code)

Issuer's telephone number, including area code : (781) 676-0009

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

Shares of Class A interests outstanding as of May 15, 2002: 1,786,753
Shares of Class B interests outstanding as of May 15, 2002: 3,024,740

Transitional Small Business Disclosure Format: YES . NO X .

AFG INVESTMENT TRUST C

FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements

Statements of Financial Position
at March 31, 2003 and December 31, 2002	3

Statements of Income
for the Three Months Ended March 31, 2003 and 2002	4

Statement of Changes in Participants’ Capital
for the Three Months Ended March 31, 2003	5

Statements of Cash Flows
for the Three Months Ended March 31, 2003 and 2002	6

Notes to the Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3. Controls and Procedures	23

PART II. OTHER INFORMATION:

Item 1 – 5.	24

Item 6. Exhibits and reports on Form 8-K	25

AFG INVESTMENT TRUST C
STATEMENTS OF FINANCIAL POSITION
(in thousands of dollars, except share amounts)
(unaudited)
                <BTB>	March 31,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$ 1,042	$ 1,168
Rents receivable	347	158
Accounts receivable - affiliate	108	122
Loan receivable - EFG/Kettle Development LLC	79	79
Interest in EFG/Kettle Development LLC	3,637	3,675
Interest in EFG Kirkwood LLC	3,299	2,148
Interest in MILPI Holdings, LLC	10,083	9,688
Interest in C & D IT, LLC	1,000	1,000
Investments - other	260	260
Other assets, net of accumulated amortization
of $0.1 million at March 31, 2003
and December 31, 2002, respectively	518	470
Equipment at cost, net of accumulated depreciation
of $26.4 million and $25.9 million at March 31, 2003
and December 31, 2002, respectively	17,234	17,756

Total assets	$ 37,607	$ 36,524

Liabilities and participants' capital

Notes payable	$ 17,617	$ 18,151
Accrued liabilities	444	349
Deferred rental income	269	288
Other liabilities	1,597	1,597

Total liabilities	19,927	20,385

Participants' capital (deficit):
Managing Trustee	15	(30)
Special Beneficiary	125	-
Class A Beneficiary Interests (1,786,753 Interests;		-
initial purchase price of $25 each)	19,588	18,507
Class B Beneficiary Interests (3,024,740 Interests;		-
initial purchase price of $5 each)	291	-
Treasury Interests (225,061 Class A Interests at Cost)	(2,339)	(2,338)
Total participants' capital	17,680	16,139

Total liabilities and participants' capital	$ 37,607	$ 36,524

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C
STATEMENTS OF INCOME
For the Three Months Ended March 31,
(in thousands of dollars, except per share amounts)
(unaudited)

	2003	2002

.
Revenue

Lease revenue	$ 1,229	$ 1,501
Interest income	20	4
(Loss) gain on sale of equipment	(3)	43
Other income	1	-

Total revenue	1,247	1,548

Expenses

Depreciation and amortization	530	802
Interest expense	407	570
Management fees - affiliates	98	111
Operating expenses	177	-
Operating expenses - affiliates	-	102

Total expenses	1,212	1,585

Equity Interests

Equity in net loss of EFG/Kettle Development LLC	(39)	(102)
Equity in net income of EFG Kirkwood LLC	1,151	1,468
Equity in net income of MILPI Holdings, LLC	395	219

Total income from equity interests	1,507	1,585

Net income	$ 1,542	$ 1,548

Net income (loss)
per Class A Beneficiary Interest	$ 0.60	$ 0.60

per Class B Beneficiary Interest	$ 0.10	$ 0.10

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C
STATEMENTS OF CHANGES IN PARTICIPANTS’ CAPITAL
For the Three Months Ended March 31, 2003
(in thousands dollars, except shares)
(unaudited)

                <BTB>

	Managing	Special
	Trustee	Beneficiary	Class A Beneficiaries		-	Class B Beneficiaries		-	Treasury

   	Amount	Amount	Interests	Amount		Interests	Amount		Interests	Total

Balance at December 31, 2002	$ (30)	$ -	1,787,153	$ 18,507		3,024,740	$ -		$ (2,338)	$ 16,139

Class A Interest repurchased			(400)						(1)	(1)
Net income	45	125	-	1,081		-	291		-	1,542

Balance at March 31, 2003	$ 15	$ 125	1,786,753	$ 19,588		3,024,740	$ 291		$ (2,339)	$ 17,680



The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(in thousands dollars)
(unaudited)

                <BTB>	2003	2002

Cash flows provided by (used in) operating activities
Net income	$ 1,542	$ 1,548
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	530	802
Loss (gain) on sale of equipment	3	(43)
Income from equity interests	(1,507)	(1,585)
Changes in assets and liabilities:
Rents receivable	(189)	(159)
Accounts receivable - affiliate	14	(101)
Other assets	(62)	(5)
Accrued liabilities	95	100
Deferred rental income	(19)	-

Net cash provided by operating activities	407	557

Cash flows provided by (used in) investing activities

Proceeds from equipment sales	1	158
Purchase of interest in MILPI Holdings, LLC	-	(2,399)
Acquisition fees paid to affiliate	-	(24)
Dividend received from MILPI Holding, LLC	-	1,000
Purchase of interest in C & D IT, LLC	-	(1,000)
Net cash (used in) provided by investing activities	1	(2,265)

Cash flows provided by (used in) financing activities

Proceeds from notes payable – affiliate	-	720
Principal payments - notes payable	(534)	(720)

Net cash used in financing activities	(534)	-

Net decrease in cash and cash equivalents	(126)	(1,708)
Cash and cash equivalents at beginning of year	1,168	1,717

Cash and cash equivalents at end of period	$ 1,042	$ 9

Supplemental information

Cash paid during the period for interest	$ 278	$ 429

The accompanying notes are an integral part of these financial statements.

NOTE 1 – BASIS OF PRESENTATION

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission and are unaudited. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2002 Annual Report (Form 10-K) of AFG Investment Trust C (the “Trust”). Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2002 Annual Report in Form 10-K.

Effective with the filing of this quarterly report, the Trust will file all future quarterly and annual reports as an S-B filer as allowed under Regulation S-B until such point that the Trust no longer qualifies as an S-B filer.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Trust’s financial position at March 31, 2003 and December 31, 2002, results of operations for the three month period ended March 31, 2003 and 2002, statements of changes in participants’ capital for the three months ended March 31, 2003 and statements of cash flows for the three months ended March 31, 2003 and 2002 have been made and are reflected.

NOTE 2 – FOURTH QUARTER ADJUSTMENT

In the fourth quarter of fiscal year 2002, the Trust reversed depreciation of approximately $0.4 million relating to one of its aircraft. Approximately $0.1 million related to each of the three months ended March 31, 2002, June 30, 2002 and September 30, 2002. Depreciation and amortization expense previously reported in the quarterly report for the three months ended March 31, 2002 was $0.9 million, resulting in net income of $1.4 million. The respective quarterly statements of financial position were adjusted to reflect this reversal.

NOTE 3 - EQUIPMENT

The following is a summary of equipment owned by the Trust at March 31, 2003 and December 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2003 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease term equal to zero reflects equipment either held for sale, re-lease or being leased on a month-to-month basis. Equipment consists of the following at March 31, 2003 and December 31, 2002 (in thousands of dollars):

	Remaining
	Lease Term	Equipment	Equipment
	at March 31, 2003	at Cost	at Cost
Equipment Type	(Months)	at March 31, 2003	at December 31, 2002

Aircraft	9	$ 30,896	$ 30,896
Manufacturing	0-5	8,857	8,857
Locomotives	5	196	196
Materials handling	0	1,978	2,003
Other	0-2	1,717	1,717

Total equipment cost	-	43,644	43,669
Accumulated depreciation	-	(26,410)	(25,913)

Equipment, net of accumulated depreciation	-	$ 17,234	$ 17,756

At March 31, 2003, equipment with an original cost of $30.9 million was proportionately owned with other affiliated entities.

As of March 31, 2003, the Trust’s ownership interest in aircraft and certain manufacturing equipment and related lease payment streams are used to secure the term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of $37.4 million and a net book value of $17.1 million at March 31, 2003.

The summary above includes off-lease equipment held for re-lease with an original cost of approximately $2.0 million and a net book value of approximately $21,000. The Managing Trustee is actively seeking to re-lease all equipment not on lease.

The Trust accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows.

During the three months ended March 31, 2003, the Trust evaluated the aircraft which is secured by non-recourse debt, in accordance with SFAS No. 144. The recoverable value of the aircraft was determined based on management’s assumption that the asset would not be sold or re-leased. If the Company anticipated selling or re-leasing the asset, the recoverable value would have been significantly lower which would have resulted in an impairment. The aircrafts’ fair value was determined by an independent third party. The appraiser made several assumptions when calculating the fair value. The appraiser assumed the aircraft will sell at current market prices which are based on “today’s” market conditions which included a thorough review of recent market activity and known transaction data involving the subject aircraft types. In addition, the appraiser considered the perceived current demand for the asset, its availability on the market, and expressed views of the industry. The appraiser also considered the most reasonable value on an open market under conditions requisite to a fair sale and the effects of September 11, 2001. No impairments to equipment were required in the three months ended March 31, 2003 and 2002.

NOTE 4 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Trust and an AGF Investment Trust D ("Trust D") own EFG/Kettle Development LLC (“Kettle Valley”), a Delaware limited liability company, which owns a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada, called Kettle Valley. To date, 161 residential units have been constructed and sold and 20 additional units are under construction.

In addition, the seller of the Trust's interest in Kettle Valley purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Trust and Trust D and leased to an independent third party. The seller paid approximately $3.0 million to the Buyers ($1.5 million or 50% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Trust and Trust C in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is included as Other Liabilities on the accompanying Statements of Financial Position at both March 31, 2003 and December 31, 2002.

The Trust’s ownership interest in Kettle Valley is accounted for on the equity method and the Trust recorded income of approximately $39,000 and $0.1 million for the period ended March 31,2003 and 2002, respectively.

The table below provides KVD LP’s summarized consolidated balance sheet as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

	March 31, 2003	December 31, 2002

Total assets	$ 15,993	$ 15,479
Total liabilities	3,952	4,339

Net equity	$ 12,041	$ 11,140

The table below provides KVD LP’s summarized consolidated income statement data for the three months ended March 31, 2003 and 2002 (in thousands of dollars):

	March 31, 2003	March 31, 2002

Total revenues	$ 530	$ 620
Total expenses	684	855

Net loss	$ (154)	$ (235)

NOTE 5 - INTEREST IN EFG KIRKWOOD LLC

The Trust and three affiliated trusts (collectively the "Trusts") and an affiliated corporation, Semele, own EFG Kirkwood LLC ("EFG Kirkwood"). The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Trust holds 40% of EFG Kirkwood’s Class A membership interests.

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. The Trust recorded income of $1.1 million and $1.5 million for the period ended March 31, 2003 and 2002, respectively, which represented its pro-rata share of the net income of EFG Kirkwood.

The table below provides EFG Kirkwood’s summarized consolidated balance sheet as of March 31, 2003 and December 31, 2002, respectively (in thousands of dollars):

	March 31, 2003	December 31, 2002

Total assets	$ 8,454	$ 5,578
Total liabilities	-	-

Net equity	$ 8,454	$ 5,578

The table below provides EFG Kirkwood’s summarized consolidated income statement data for the three months ended March 31, 2003 and 2002, respectively (in thousands of dollars):

	March 31, 2003	March 31, 2002

Equity income on investments	$ 2,875	$ 3,672
Other (income) expenses	- .	-

Net income	$ 2,875	$ 3,672

The table below provides comparative summarized income statement data for Mountain Resort and the Mountain Springs for the three months ended March 31, 2003 and 2002. The operating companies have a fiscal year end of April 30th which is different from the Trust (in thousands dollars).

	March 31,	March 31,
	2003	2002

Mountain Resorts
Total revenues	$ 16,508	$ 16,405
Total expenses	11,194	11,211

Net income	$ 5,314	$ 5,194

Mountain Springs
Total revenues	$ 8,841	$ 9,403
Total expenses	6,397	6,109

Net income	$ 2,444	$ 3,294

NOTE 6 - INTEREST IN MILPI HOLDINGS, LLC

In December 2000, the Trusts formed MILPI, which formed MILPI Acquisition, a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interest in MILPI and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000 ($0.4 million for the Trust). In February 2001 and 2002, MILPI Acquisition acquired approximately 83% and 17% of PLM International, Inc.’s outstanding common stock for a total purchase price of approximately $21.8 and $4.4 million, respectively.

The Trust’s ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of approximately $0.4 million and $0.2 million for the period ended March 31,2003 and 2002, respectively.

The table below provides summarized consolidated balance sheet data as of March 31, 2003 and December 31, 2002, and consolidated income statement data for MILPI for the three months ended March 31, 2003 and 2002, respectively (in thousands of dollars):

	March 31, 2003	December 31, 2002

Total assets	$ 52,985	$ 44,400
Total liabilities	22,971	18,440
Minority interests	2,971	-

Equity	$ 27,043	$ 25,960

. .	Three Months Ended	Three Months Ended
.	March 31, 2003	March 31, 2002

Total revenues	$ 2,294	$ 1,702
Total expenses	727	885

Income before income taxes	1,567	817
Provision for taxes	482	264

Net income	$ 1,085	$ 553

In February 2003, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee. In March 2003, the Trust’s shareholders approved all the articles included in the proxy statement. One of the articles approved authorized MILPI to purchase Trust A and B’s interest in MILPI at a pre-determined price. In April 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trust’s interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust and AFG Investment Trust C’s ownership interest in MILPI increased to 50% per trust.

NOTE 7 – INTEREST IN C & D IT LLC

The Trust and Trust D the (“C & D Joint Venture”) own C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by the C & D Joint Venture to which each Trust contributed $1.0 million.

In February 2003, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee including approval of the purchase of Semele’s interest in Rancho Malibu Limited Partnership. Subsequently, the Trust’s shareholders approved all of the articles included in the proxy statement. On March 17, 2003, Semele and Rancho Malibu Corp. contributed all of the partnership interest in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele held in RM Financing LLC to RMLP, Inc., in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., approximately 15% interest in RMLP, Inc

NOTE 8 - RELATED PARTY TRANSACTIONS

Various operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three months ended March 31, 2003 and 2002, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):

	March 31, 2003	March 31, 2002

Acquisition fees	$ -	$ 24
Management fees	98	111
Administrative charges	41	102

Total	$ 139	$ 237

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Prior to June 2002, an affiliated company supported the administrative function.

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 2003, the Trust was owed $0.1 million by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 2003.

NOTE 9 - NOTES PAYABLE

Notes payable at March 31, 2003 consisted of two installment notes totaling $17.6 million payable to banks and institutional lenders. The notes bear a fixed interest rate of 8% and 9%. Both of the installment notes are non-recourse and are collateralized by the Trust’s aircraft and certain manufacturing equipment and the assignment of the related lease payments. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligations of approximately $16.1 million at the expiration of the debt in December 2003.

NOTE 10 – CONTINGENCIES AND COMMITTMENTS

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its ownership in Rancho Malibu. The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If the Trust were determined to be an investment company, its business would be adversely affected. The Managing Trustee has engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of certain assets that it might not otherwise dispose of.

NOTE 11 - SEGMENT REPORTING

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing to third parties a diversified portfolio of capital equipment. The Equipment Management segment includes the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM, an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, and Kettle Valley and MILPI through its newly formed subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three months ended March 31, 2003 and 2002 is summarized below (in thousands of dollars).

	2003	2002

Total Revenue:
Equipment leasing	$ 1,226	$ 1,544
Equipment management	-	-
Real estate	20	-
Other	1	4

Total	$ 1,247	$ 1,548

Operating Expenses, Management Fees
and Other Expenses:
Equipment leasing	$ 90	$ 66
Equipment management	24	24
Real estate	-	-
Other	161	123

Total	$ 275	$ 213

Interest Expense:
Equipment leasing	$ 407	$ 566
Equipment management	-	4
Real estate	-	-
Other	-	-

Total	$ 407	$ 570

Depreciation, Impairment of assets
and Amortization Expense:
Equipment leasing	$ 530	$ 802
Equipment management	-	-
Real estate	-	-
Other	-	-

Total	$ 530	$ 802

Equity Interests:
Equipment leasing	$ -	$ -
Equipment management	395	219
Real estate	1,112	1,366
Other	-	-

Total	$ 1,507	$ 1,585

Net Income	$ 1,542	$ 1,548

Capital Expenditures:
Equipment leasing	$ -	$ -
Equipment management	-	(2,423)
Real estate	-	(1,000)
Other	-	-

Total	$ -	$ (3,423)

Assets:
Equipment leasing	$ 19,078	$ 23,688
Equipment management	9,011	10,160
Real estate	9,427	9,773
Other	91	91

Total	$ 37,607	$ 43,712

NOTE 11 – SUBSEQUENT EVENT

In the second quarter, MILPI acquired both AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust’s interest in MILPI for $5.4 million, which gave AFG Investment Trust D and the Trust, shared 100% ownership of MILPI. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust’s ownership interest in MILPI increased to from 38% to 50%.

AFG INVESTMENT TRUST C

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this quarterly report of AFG Investment Trust C (the “Trust”) that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust’s contracted rents, the realization of residual proceeds for the Trust’s equipment, the performance of the Trust’s non-equipment assets, and future economic conditions.

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood LLC (“EFG Kirkwood”), C & D IT LLC and EFG/Kettle Development LLC (“Kettle Valley”). The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. The Managing Trustee has engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of certain assets that it might not otherwise dispose of.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Managing Trustee to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Managing Trustee reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, impairment of long-lived assets and contingencies. These estimates are based on the Managing Trustee’s historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Managing Trustee believes, however, that the estimates, including those for the above-listed items, are reasonable.

The Managing Trustee believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

Revenue Recognition: Rents are payable to the Trust monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The Trust’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation method: The Trust’s primary business involves the purchase and subsequent lease of long-lived equipment. The Trust's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Impairment of long-lived assets: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the estimated undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

Contingencies and litigation: The Trust is subject to legal proceedings involving ordinary and routine claims related to its business when quantifiable, estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to adjust amounts recorded in its financial statements.

Segment Reporting

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing to third parties a diversified portfolio of capital equipment. The Equipment Management segment includes the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, and Kettle Valley and MILPI through its newly formed subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three months ended March 31, 2003 and 2002 is summarized below (in thousands of dollars).

	2003	2002

Total Revenue:
Equipment leasing	$ 1,226	$ 1,544
Equipment management	-	-
Real estate	20	-
Other	1	4

Total	$ 1,247	$ 1,548

Operating Expenses, Management Fees
and Other Expenses:
Equipment leasing	$ 90	$ 66
Equipment management	24	24
Real estate	-	-
Other	161	123

Total	$ 275	$ 213

Interest Expense:
Equipment leasing	$ 407	$ 566
Equipment management	-	4
Real estate	-	-
Other	-	-

Total	$ 407	$ 570

Depreciation, Impairment of assets
and Amortization Expense:
Equipment leasing	$ 530	$ 802
Equipment management	-	-
Real estate	-	-
Other	-	-

Total	$ 530	$ 802

Equity Interests:
Equipment leasing	$ -	$ -
Equipment management	395	219
Real estate	1,112	1,366
Other	-	-

Total	$ 1,507	$ 1,585

Net Income	$ 1,542	$ 1,548

Capital Expenditures:
Equipment leasing	$ -	$ -
Equipment management	-	(2,423)
Real estate	-	(1,000)
Other	-	-

Total	$ -	$ (3,423)

Assets:
Equipment leasing	$ 19,078	$ 23,688
Equipment management	9,011	10,160
Real estate	9,427	9,773
Other	91	91

Total	$ 37,607	$ 43,712

Three months ended March 31, 2003 compared to the three months ended March 31, 2002:

Results of Operations

Equipment Leasing

For the three months ended March 31, 2003, the Trust recognized lease revenue of $1.2 million compared to $1.5 million for same period in 2002. The decrease in lease revenue from 2002 to 2003 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized as the Trust is no longer allowed to purchase equipment.

The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated trust. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

Interest income for the three months ended March 31, 2003 was $20,000 compared to $4,000 for the same period in 2002. Interest income is typically generated from the temporary investment of rental receipts, equipment sales proceeds in short-term instruments and loans made to affiliates and increased in the three months ended March 31, 2003 in comparison due to an increase in interest income earned on the loan receivable due from Kettle Valley Development LLC.

During the three months ended March 31, 2003, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a loss of $3,000 on equipment having a net book value of $4,000 in the three months ended March 31, 2003 compared to a gain of $43,000 on equipment having a net book value of $0.1 million during the same period of 2002.

Depreciation expense was $0.5 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. Depreciation and amortization decreased by $0.3 million from 2002 to 2003. The decrease in depreciation for the respective periods is attributable to the sale of the Trust’s leasing equipment. Depreciation and amortization is expected to continue to decline in the future as the Trust’s equipment portfolio is sold and not replaced.

Interest expense on third party debt was $0.4 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in interest expense for each of the respective years is attributable to lower average outstanding debt balances in the quarter ended March 31, 2003 compared to the same period in 2002.

Management fees- affiliate from equipment leasing and non-equipment management were $0.1 million for each of the three months ended March 31, 2003 and 2002. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $0.2 million and $0.1 million for the three months ended March 31, 2003 and 2002, respectively. The increase in operating expenses in 2003 is due to an increase in legal fees of approximately $0.1 million for ongoing legal matters. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Equipment Management

During the three months ended March 31, 2003 and 2002, the Trust recorded income of $0.4 million and $0.2 million, respectively, from its ownership interest in MILPI. This income represents the Trust’s share of net income of MILPI recorded under the equity method of accounting. The Trust’s income from MILPI results from MILPI’s ownership of PLM common stock acquired in February 2001 and February 2002. In conjunction with the purchase of PLM, MILPI recorded goodwill of $8.8 million. PLM is an equipment leasing and asset management company.

MILPI Operating Results

During the three months ended March 31, 2003 and 2002, MILPI recognized revenues of approximately $2.3 million and $1.7 million, respectively. Revenues for the three months ended March 31, 2003 are comprised of management fees of approximately $1.4 million, acquisition and lease negotiation fees of $0.5 million, $0.3 million of revenues in connection with the management of limited partnerships and other managed programs and $36,000 of lease income. Revenues for the three months ended March 31, 2002 were comprised primarily of management fees of approximately $1.5 million, interest income of approximately $0.1 million and lease income of approximately $0.1 million. The decrease in management fees of MILPI from 2002 to 2003 is due to the disposition of equipment managed by MILPI. Acquisition and lease negotiation fees increased in 2003 by $0.5 million due to more equipment being placed in PLM managed programs in the first quarter 2003 compared to 2002.

During the three months ended March 31, 2003 and 2002, MILPI incurred total operating expenses of approximately $0.7 million and $0.9 million, respectively. Operating expenses for the three months ended March 31, 2003 are comprised of operations support expenses of approximately $0.8 million and depreciation and amortization of approximately $11,000. For the three months ended March 31, 2002, operating expenses were comprised primarily of operating expenses of approximately $0.8 million and depreciation and amortization of approximately $0.1 million.

MILPI also incurred income tax expense of approximately $0.5 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively.

Real Estate

Management fees paid to EFG for non-equipment assets were $20,000 for each of the three months ended March 31, 2003 and 2002. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust has an approximately 49% ownership interest in Kettle Valley. For the three months ended March 31, 2003 and 2002, the Trust recorded a loss of $39,000 and $0.1 million, respectively, from its ownership interest in Kettle Valley. These losses represent the Trust’s share of the net losses of Kettle Valley recorded under the equity method of accounting.

The Trust owns 40% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

EFG Kirkwood owns membership interests in:

Mountain Resort Holdings LLC (“Mountain Resort”) and
Mountain Springs Resort LLC (“Mountain Springs”).

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

For the three months ended March 31, 2003 and 2002, the Trust recorded income of $1.2 million and $1.5 million, respectively, from its ownership interest in EFG Kirkwood. This income represents the Trust’s share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the three months ended March 31, 2003 and 2002 are not indicative of future periods. These three month periods include the periods of peak income activity for the resorts. See below for discussion of the operating results of the resorts.

Mountain Resort Operating Results

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

During the three months ended March 31, 2003, Mountain Resort recorded total revenues of approximately $16.5 million compared to approximately $16.4 million for the same period in 2002. The increase in total revenues from 2002 to 2003 of $0.1 million is the result of an increase in residential-related revenues, offset, in part by a decrease in ski related revenue. Ski-related revenues decreased approximately $0.2 million. The decrease in ski-related revenues resulted from a decrease in visitors to the resort compared to the same period last year, despite improved weather conditions during the winter season.

Residential-related and other operations revenues increased approximately $0.3 million for the three months ended 2003 as compared to 2002. The increase in residential-related and other operations revenues was primarily attributable to an increase in the number of real estate sales during 2003 compared to 2002.

During the three months ended March 31, 2003 and 2002, Mountain Resort recorded total expenses of approximately $11.2 million, respectively.

Mountain Springs

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

During the three months ended March 31, 2003, Purgatory recorded total revenues of approximately $8.8 million compared to approximately $9.4 million for the same period of 2002. The decrease in total revenues from 2002 to 2003 of approximately $0.6 million is the result of a decrease in visitors to the resort compared to the same period last year, despite improved weather conditions during the winter season.

Total expenses were approximately $6.4 million for the three months ended March 31, 2003 compared to approximately $6.1 million for the same period in 2002. The increase in total expenses for the three months ended March 31, 2003 compared to the same period in 2002 of approximately $0.3 million is a result of an increased cost of sales, offset by a decrease in fixed and variable expenses.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 161 residential units have been constructed and sold and 20 additional units are under construction.

During the three months ended March 31, 2003 and 2002, Kettle Valley recorded revenues of $0.5 million and $0.6 million, respectively, and incurred total expenses of $0.7 million and $0.9 million, respectively. The decrease in revenues and total expenses is the result of a decrease in the number of lot and home sales in the three months ended March 31, 2003 compared to the same period in 2002.

Liquidity and Capital Resources and Discussion of Cash Flows

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated the assets, and to pay management fees and operating costs. Operating activities provided cash of $0.4 million during the three months ended March 31, 2003.

Rents receivable increased by $0.2 million or 120% in the three month period ended March 31, 2003. The increase in rents receivable is attributable to the timing of cash receipts. During the three month period ended March 31, 2003, one month of lease payments was outstanding related to the Boeing 767-300ER. In April 2003, all lease payments were paid and are current.

Accounts receivable-affiliate decreased by $14,000, or 11%. Receivable from affiliates consists of rent or proceeds from the sale of equipment by EFG, an affiliated entity. All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis. At March 31, 2003, the Trust was owed $0.1 million at by EFG for such funds. This receivable was paid to the Trust in April 2003.

Investment in EFG Kirkwood increased by $1.2 million or 54% during the three month period ended March 31, 2003. The increase is attributable to equity income of $1.2 million recorded during the first quarter of 2003. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the three months ended March 31, 2003 are not indicative of future periods. This three month period includes the period of peak income activity for the resorts.

The Trust’s interest in MILPI increased by $0.4 million or 4% during the three month period ended March 31, 2003. The increase in the investment was attributable to equity income of $0.4 million recorded during the quarter.

Equipment held for lease decreased by $0.5 million or 3% during 2002. The decrease is primarily attributable to depreciation expense recorded during the period.

The Trusts balance in notes payable decreased by $0.5 million or 3% during the three month period ended March 31, 2003. The decrease in attributable to principal payments made during the period.

Accrued liabilities increased by $0.1 million or 27% during the period ended March 31, 2003. An increase in accrued liabilities is due to an increase in accrued interest of $0.1 million from December 31, 2002 to March 31, 2003. The increase in accrued interest is attributable to the timing of monthly debt payments related to the Boeing 767-300ER. At December 31, 2002 all debt payments related to fiscal 2002 were current. During the three months ended March 31, 2003, one month of debt payments and related accrued interest were outstanding related to the Boeing 767-300ER. In April 2003, all debt payments and accrued interest were paid and full and are current.

The Trust’s equipment includes a commercial aircraft. The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of most airlines. The resulting decline in air travel has suppressed market prices for used aircraft and inhibited the viability of some airlines. In addition, during 2003 severe acute repertory syndrome (SARS) has led to a dramatic decline in passenger travel in Asia. If this travel continues to decline, it is possible the aircraft values could decline further. The Trustee does not expect aircraft values to return to their previous levels for the foreseeable future. At March 31, 2003, the Trust considers all rents owed from aircraft lessees to be collectible. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust’s financial position and future liquidity.

At lease inception, the Trust’s equipment was leased by a number of creditworthy, investment-grade companies and, to date, the Trust has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Trust’s leases will be maintained. The credit quality of an individual lease may deteriorate after the lease is entered into. Collection risk could increase in the future, particularly as the Trust remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Trust’s experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

At March 31, 2003, the Trust was due aggregate future minimum lease payments of $2.6 million from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $17.6 million. Additional cash inflows may be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

During the three months ended March 31, 2003, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in proceeds of $1,000. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

During the period ended March 31, 2003, the Trust evaluated the aircraft, which is secured by non-recourse debt, in accordance with SFAS No. 144. Management’s plan is to dispose of the aircraft at the end of the lease term. The recoverable value of the aircraft was determined based on management’s assumption that the asset would not be sold or re-leased. If the Company anticipated selling or re-leasing the asset, the recoverable value would have been significantly lower which would have resulted in impairment.

At March 31, 2003, the Trust has a 38% membership interest in MILPI. In April 2003, MILPI acquired both AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust’s interest in MILPI for $5.4 million, which gave the Trust and Trust D, shared 100% ownership of MILPI. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust’s ownership interest in MILPI increased to from 38% to 50%.

In March 2002, the Trust and AFG Investment Trust D (“Trust D”) formed C&D IT LLC, a Delaware limited liability company, as a 50/50 % owned joint venture that is co-managed by each of the investors. The joint venture was capitalized by a $1.0 million capital contribution from each investor. C&D IT LLC was formed for the purpose of making a conditional contribution of $2.0 million to BMLF/BSLF II Rancho Malibu Limited Partnership (“Rancho Malibu”) in exchange for 25% of the interests in Rancho Malibu. The C&D IT LLC joint venture was admitted to the Rancho Malibu partnership with the other investors, which include Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu owns a 274-acre parcel of land near Malibu, California, which is being developed into a single-family luxury residential subdivision. The conditional C&D joint venture contribution was made to assure participation in the future development of the parcel. The contribution was made subject to future solicitation of the consent of the beneficiaries of each of the Trust and Trust D which was received in March 2003. The joint venture was conditioned upon the consummation of a transaction pursuant to which Semele and Rancho Malibu Corp. would contribute all of the partnership interests that they hold along with 100% of the membership interests Semele holds in Rancho Malibu to RMLP, Inc., a newly formed subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15%) of common stock of RMLP, Inc., approximately 15% interest in RMLP Inc. In March 2003 RMLP, Inc. purchased Semele’s ownership interest in Rancho Malibu as indicated above.

C&D IT LLC’s only asset consists of its interest in Rancho Malibu. Rancho Malibu is in the development stage. Cash distributions from this investments is not anticipated in the near future since C&D IT LLC is using its cash flow to complete development of the property.

The Trust and Trust D own EFG/Kettle Development LLC owns 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. The Trust does not anticipate distributions from its investment in EFG/Kettle Development LLC in the near future.

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

The Trust obtained financing in connection with certain equipment assets. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At March 31, 2003, the Trust had third party debt obligations outstanding totaling $17.6 million. These notes will be partially amortized by the remaining contracted lease payments. However, the Trust has balloon payment obligation of $16.1 million at the expiration of the lease terms related to its interest in the Boeing 767-300ER in December 2003. Repayment of the balloon payment debt obligation will be dependent upon negotiations of future lease contracts or future sale of these assets.

No cash distributions have been declared since the special distribution since January 2000 . In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation.

Cash distributions when paid to the Participants generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, the residual value realized for each asset at its disposal date, and the performance of the Trust’s non-equipment assets. Future market conditions, technological changes, the ability of EFG to manage and remarket the equipment, and many other events and circumstances, could enhance or detract from individual yields and the collective performance of the Trust’s equipment portfolio. The ability of the Managing Trustee and its affiliates to develop and profitably manage its non-equipment assets and the return from its interest MILPI will impact the Trust’s overall performance.

In the future, the nature of the Trust’s operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds. As this occurs, the Trust’s cash flows resulting from equipment investments may become more volatile in that certain of the Trust’s equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust’s Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust’s equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust’s future working capital and reinvestment requirements, in establishing the amount and timing of future cash distributions.

In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee’s tax capital account.

Outlook for the Future

Several other factors may affect the Trust’s operating performance during the remainder of 2003 and beyond including:

-changes in markets for the Trust’s equipment;
-changes in the regulatory environment in which the Trust’s equipment operates; and
-changes in the real estate markets in which the Trust has ownership interest.

The future out look for the different operating segments of the Trust is as follows:

Real Estate

The Trust has a minority interest in two ski resorts, which are subject to the risks of the tourism industry. The economic downturn in the tourism industry following September 11, 2001, terrorist attacks had an adverse impact on the operating results of the resorts and the Trust. While management cannot determine if this event will have a material effect on the operations in future years, it is monitoring the travel, tourism and real estate industries. There can be no assurance that the travel and tourism industry will return to its pre-September 11 levels. The resorts have customers who both fly and drive to the resort locations. At this time, management does not believe the economic downturn in the travel industry will recover in the near future.

In addition, the resorts are also subject to a number of other risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners.

The Trust also has a minority interest in several real estate development companies, some of which are located at the resorts. The risks generally associated with real estate include, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, and other governmental rules.

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

Because the investments in the ski resorts include real estate development companies, the risks and uncertainties associated with the tourism industry can adversely affect the value of the real estate development companies associated with these investments. Decrease in tourism, weather-related conditions or other risks discussed above can permanently decrease the value of the investment and future operations.

The Trust does not anticipate receiving dividend distributions from the real estate investments in the near future due to the uncertainty of the current market conditions.

Equipment Leasing and Equipment Management

The events of September 11, 2001 have also adversely affected market demand for both new and used commercial aircraft and weakened the financial position of several airline companies. In addition, during 2003 severe acute respiratory syndrome (SARS) has led to a dramatic decline in passenger travel in Asia. While it currently is not possible for the Trust to determine the ultimate long-term economic consequences of theses events to the equipment leasing segment the resulting decline in air travel has suppressed market prices for used aircraft and inhibited the viability of some airlines. In the event of a lease default by an aircraft lessee, the Trust could experience material losses. At March 31, 2003, the Trust has collected substantially all rents owed from aircraft lessees. The Trust is monitoring developments in the airline industry and will continue to evaluate the potential implications to the Trust’s financial position and future liquidity. Management does not anticipate significant improvements in the airline industry in the near future.

At lease inception, the Trust equipment was leased by a number of credit worthy, investment-grade companies. To date, the Trust has not experienced any material collection problems and has not considered it necessary to provide an allowance for doubtful accounts. Notwithstanding a positive collection history, there is no assurance that all future contracted rents will be collected or that the credit quality of the Trust’s leases will be maintained. The credit quality of an individual lease may deteriorate after the lease is entered into. Collection risk could increase in the future, particularly as the Trust remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Trust’s experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including condition and type of equipment being sold and its marketability at the time of sale. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. The Trust attempts to monitor these change in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts and equipment sale proceeds to distributions from equity investments. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions. As a result, the Trust does not anticipate declaring any dividend distributions in the near future.

In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's capital account.

MILPI’s asset base consists of its interest in the management in several equipment programs with limited lives. If MILPI does not find new sources of capital and revenue, its source of revenues and asset base will decrease and eventually terminate as the equipment growth funds liquidate.

Item 3. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the Trustee’s Principal Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

AFG Investment Trust C

FORM 10-QSB

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings
      Response: None

   Item 2.   Changes in Securities
      Response: None

   Item 3.   Defaults upon Senior Securities
      Response: None

   Item 4.   Submission of Matters to a Vote of Security Holders

On February 11, 2003, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee. On March 14, 2003, the shareholders voted in favor of each of the proposals as follows:

Proposal	For	Against	Abstain

1. To allow PLM, its parent, MILPI, and subsidiaries and affiliates that they control, to continue to operate their ongoing business making investments after December 31, 2002, notwithstanding the end of the reinvestment period for the Trust.	525,400	146,959	20,287
2. To approve a transaction whereby a new formed subsidiary of PLM, RMLP, Inc., will receive a contribution from Semele Group, Inc., of partnership interests in Rancho Malibu, a partnership that owns and is developing approximately 274 acres of land in Malibu, California, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares (15%) of the common stock of RMLP, Inc.	490,412	176,729	25,505
3. To amend Section 7.5 of the Trust Agreement to approve grants and exercises of rights of first refusal in connection with joint ventures between the Trust and its affiliates.	517,078	151,233	24,335
4. To approve the purchase by MILPI of the membership interests in MILPI held by AFG Investment Trust A and AFG Investment Trust B, for $5.4 million, which gives the Trust, together with AFG Investment Trust C, shared 100% ownership of MILPI. After the purchase the Trust will own 50% of MILPI.	521,370	142,271	29,005
5. To allow the Trust, in its operation of PLM, to enter into business arrangements with affiliates of the Trust in the ordinary course of business on terms no less favorable than those that they would receive if such arrangements were being entered into with independent third parties.	497,968	164,313	30,365

   Item 5.   Other Information
      Response: None

   Item 6.   Exhibits and reports on Form 8-K

      a).   Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2    Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b).    Reports on Form 8-K

On March 21, 2003, the Trust filed a report on Form 8-K announcing the approval by its shareholders on its proxy voting in accordance with the proxy solicitation statement dated as of February 11, 2003.

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

   By:   /s/ Richard K Brock
                                                                                                  Richard K Brock
                                                                                                  Chief Financial Officer and Treasurer of AFG ASIT Corp.
                                                                                                  (Duly Authorized Officer and
                                                                                                  Principal Financial and Accounting Officer)

                                                                                 Date:          May 12, 2003

Certification:

I, Gary D. Engle, certify that:

         1.   I have reviewed this quarterly report on Form 10-QSB of AFG Investment Trust C;

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                      d.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      e.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             /s/ Gary D. Engle
            Gary D. Engle
                                                                                               President of AFG ASIT Corporation,
                                                                                               the Managing Trustee of the Trust
                                                                                                (Principal Executive Officer)
                May 12, 2003

Certification:

I, Richard K Brock, certify that:

        1.   I have reviewed this quarterly report on Form 10-K of AFG Investment Trust C;

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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                      d.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      e.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

   6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
            May 12, 2003

Exhibit Index

99.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act