Form 10QSB
period 2003-06-30
AFG INVESTMENT TRUST C
filed 2003-08-14
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

                                                                            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2003

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

Shares of Class A interests outstanding as of August 13, 2003: 1,786,753
Shares of Class B interests outstanding as of August 13, 2003: 3,024,740

Transitional Small Business Disclosure Format: YES . NO X .

AFG INVESTMENT TRUST C

FORM 10-QSB

INDEX

                 <BTB>
PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements

Statements of Financial Position
at June 30, 2003 and December 31, 2002	3

Statements of Operations
for the Three and Six Months Ended June 30, 2003 and 2002	4

Statement of Changes in Participants’ Capital	5
for the Six Months Ended June 30,2003

Statements of Cash Flows
for the Six Months Ended June 30, 2003 and 2002	6

Notes to the Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	15

Item 3. Controls and Procedures	26

PART II. OTHER INFORMATION:

Item 1 – 6.	27




AFG INVESTMENT TRUST C
STATEMENTS OF FINANCIAL POSITION
(in thousands of dollars, except share amounts)

                <BTB>	(unaudited) June 30,	December 31,
	2003	2002

Assets

Cash and cash equivalents	$ 981	$ 1,168
Rents receivable	345	158
Accounts receivable - affiliate	75	122
Loan receivable - EFG/Kettle Development LLC	79	79
Interest in EFG/Kettle Development LLC	4,101	3,675
Interest in EFG Kirkwood LLC	2,919	2,148
Interest in MILPI Holdings, LLC	11,259	9,688
Interest in C & D IT, LLC	1,157	1,000
Investments - other	258	260
Other assets, net of accumulated amortization of $0.1 million	528	470
Equipment at cost, net of accumulated depreciation
of $25.1 million and $25.9 million at June 30, 2003
and December 31, 2002, respectively	16,733	17,756

Total assets	$ 38,435	$ 36,524

Liabilities and participants' capital

Notes payable	$ 16,941	$ 18,151
Accrued liabilities	355	349
Deferred rental income	269	288
Other liabilities	1,597	1,597

Total liabilities	19,162	20,385

Participants' capital (deficit):
Managing Trustee	21	(30)
Special Beneficiary	178	-
Class A beneficiary interests (1,786,753 and 1,787,153 interests
At June 30, 2003 and December 31 2002, respectively, initial purchase price of $25 each)	20,547	18,507
Class B beneficiary interests (3,024,740 interests,
initial purchase price of $5 each)	413	-
Treasury Interests (224,261 and 223,861 Class A interests at June 30, 2003 and December 31, 2002, respectively, at cost)	(2,339)	(2,338)
Accumulated other comprehensive income	453	-

Total participants' capital	19,273	16,139

Total liabilities and participants' capital	$ 38,435	$ 36,524

TABLE>

AFG INVESTMENT TRUST C
STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
                <BTB>   	June 30,		June 30,
	2003	2002	2003	2002

.
Revenue

Lease revenue	$ 1,269	$ 1,352	$ 2,498	$ 2,853
Interest income	33	2	54	6
Gain on disposition of equipment	3	61	-	104
Loss on the disposition of equipment	(1)	(281)	(1)	(281)

Total revenue	1,304	1,134	2,551	2,682

Expenses

Depreciation and amortization	512	664	1,042	1,466
Impairment of assets	-	484	-	484
Interest expense	393	445	800	1,011
Interest expense - affiliates	-	8	-	12
Management fees - affiliates	101	106	199	217
Operating expenses	82	-	224	-
Operating expenses - affiliates	41	226	76	328
Total expenses	1,129	1,933	2,341	3,518

Equity Interests

Equity in net income (loss) of EFG/Kettle Development LLC	12	7	(27)	(95)
Equity in net (loss) income of EFG Kirkwood LLC	(380)	(714)	771	754
Equity in net (loss) income of MILPI Holdings, LLC	(8)	303	387	522

Total (loss) income from equity interests	(376)	(404)	1,131	1,181

Net (loss) income	$ (201)	$ (1,203)	$ 1,341	$ 345

Net (loss) income
per Class A beneficiary interest	$ 0.54	$ (0.43)	$ 1.14	$ 0.17

per Class B beneficiary interest	$ 0.04	$ (0.10)	$ 0.14	$ -



AFG INVESTMENT TRUST C
STATEMENTS OF CHANGES IN PARTICIPANTS’ CAPITAL
For the Six Months Ended June 30, 2003
(in thousands dollars, except shares)
(unaudited)

                <BTB>
									Accumulated
	Managing	Special							Other
	Trustee	Beneficiary	Class A Beneficiaries		Class B Beneficiaries		-	Treasury	Comprehensive

   	Amount	Amount	Interests	Amount	Interests		Amount	Interests	Income	Total

Balance at December 31, 2002	$ (30)	$ -	1,787,153	$ 18,507	3,024,740		$ -	$ (2,338)	$ -	$ 16,139

Class A Interests repurchased	-	-	(400)	-	-		-	(1)	-	(1)
Increase in capital related to issuance of partnership interests of equity investment	13		-	959		-	258	-		1,341
Net income	38	67	-	1,081	-		155	-		1,341
Foreign currency translation adjustment	-	-	-	-	-		-	-	453	453

Balance at June 30, 2003	$ 21	$ 178	1,786,753	$ 20,547	3,024,740		$ 413	$ (2,339)	$ 453	$ 19,273



AFG INVESTMENT TRUST C
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(in thousands dollars)

                <BTB>	(unaudited) 2003	2002

Cash flows provided by (used in) operating activities
Net income	$ 1,341	$ 345
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,042	1,466
Impairment of assets	-	484
Net loss on disposition of equipment	1	177
Changes in assets and liabilities:
Rents receivable	(187)	(131)
Accounts receivable - affiliate	47	74
Other assets	(81)	(25)
Accrued liabilities	6	(31)
Deferred rental income	(19)	-
Net cash provided by operating activities	2,150	2,359

Cash flows provided by (used in) investing activities
Proceeds from equipment sales	3	2,382
Investment - affiliate	2	2
Loan receivable – EFG/Kettle Development	-	30
Change in equity interests	(678)	(1,181)
Purchase of interest in MILPI Holdings, LLC	-	(2,399)
Acquisition fees paid to affiliate	-	(24)
Dividend received from MILPI Holding, LLC	-	1,000
Purchase of interest in C & D IT, LLC	-	(1,000)
Net cash used in by investing activities	(673)	(1,190)

Cash flows provided by (used in) financing activities
Repurchase of Class A beneficiary interests	(1)	-
Proceeds from note payable - affiliate	-	720
Principal payments - notes payable	(1,210)	(2,461)

Net cash used in financing activities	(1,211)	(1,741)

Net increase in cash and cash equivalents	266	(572)
Effect of exchange rate changes	(453)	-
Cash and cash equivalents at beginning of year	1,168	1,717

Cash and cash equivalents at end of period	$ 981	$ 1,145

Supplemental information
Cash paid during the period for interest	$ 676	$ 898

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Trust’s financial position at June 30, 2003 and December 31, 2002, results of operations for the three and six month periods ended June 30, 2003 and 2002, statements of changes in participants’ capital for the six months ended June 30, 2003 and statements of cash flows for the six months ended June 30, 2003 and 2002 have been made and are reflected. Certain amounts previously reported have been reclassified to conform to the June 30, 2003 financial statement presentation. These reclassifications did not have any effect on total assets, total liabilities, participants' capital, or net income (loss).
NOTE 2 – FOURTH QUARTER ADJUSTMENT

In the fourth quarter of fiscal year 2002, the Trust reversed depreciation of approximately $0.4 million relating to one of its aircraft. Approximately $0.1 million related to each of the three months ended March 31, 2002, June 30, 2002 and September 30, 2002. Depreciation and amortization expense previously reported in the quarterly report for the three and six months ended June 30, 2002 was $0.8 million and $1.7 million, resulting in net loss of $1.3 million and net income of $0.1 million, respectively. The respective quarterly statements of financial position have been adjusted to reflect this reversal.

         NOTE 3 - EQUIPMENT

The following is a summary of equipment owned by the Trust at June 30, 2003 and December 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2003 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease term equal to zero reflects equipment either held for sale, re-lease or being leased on a month-to-month basis. Equipment consists of the following at June 30, 2003 and December 31, 2002 (in thousands of dollars):
                <BTB>
	Remaining
	Lease Term as of
	June 30, 2003
Equipment Type	(Months)	June 30, 2003	December 31, 2002

Aircraft	6	$ 30,896	$ 30,896
Manufacturing	0-2	8,857	8,857
Materials handling	0-26	1,759	2,003
Locomotives	2	196	196
Other	0	106	1,717

Total equipment cost	-	41,814	43,669
Accumulated depreciation	-	(25,081)	(25,913)

Equipment, net of accumulated depreciation	-	$ 16,733	$ 17,756


At June 30, 2003, equipment with an original cost of $30.9 million was proportionately owned with other affiliated entities.

At June 30, 2003, the Trust’s ownership interest in aircraft and related lease payment streams are used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of $37.4 million and a net book value of $15.7 million at June 30, 2003.

The summary above includes off-lease equipment held for re-lease with an original cost of $0.4 million and a net book value of $15,000. The Managing Trustee is actively seeking to re-lease or sell all equipment not on lease.

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

During the six months ended June 30, 2003, the Trust evaluated the aircraft which is secured by non-recourse debt, in accordance with SFAS No. 144. The recoverable value of the aircraft was determined based on management’s assumption that the asset would not be sold or re-leased but rather returned to the lender. If the Company anticipated selling or re-leasing the asset, the recoverable value would have been significantly lower which would have resulted in an impairment. The aircraft’s fair value was determined by an independent third party. The appraiser made several assumptions when calculating the fair value. The appraiser assumed the aircraft will sell at current market prices which are based on “today’s” market conditions which included a thorough review of recent market activity and known transaction data involving the subject aircraft types. In addition, the appraiser considered the perceived current demand for the asset, its availability on the market, and expressed views of the industry. The appraiser also considered the most reasonable value on an open market under conditions requisite to a fair sale and the effects of the airline industry following the events of September 11, 2001. No impairments to equipment were required in the six months ended June 30, 2003 During the six months ended June 30, 2002, as a result of a continuous decrease in market demand for aircraft due to the deterioration in the airline industry following the events of September 11, 2001, the Trust determined the projected future undiscounted cash flows were lower than the carrying value of its aircraft. For the six months ended June 30, 2002, the Trust recorded a write-down of equipment of $0.5 million, which represented an impairment to the carrying value of the Trust’s interest in a McDonnell Douglas MD-87 aircraft.

NOTE 4 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Trust and AFG Investment Trust D ("Trust D") own EFG/Kettle Development LLC (“Kettle Valley”), a Delaware limited liability company, which owns a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada, called Kettle Valley. To date, 177 residential units have been constructed and sold and 14 additional units are under construction.

In addition, the seller of the Trust's interest in Kettle Valley purchased a residual sharing interest in a Boeing 767-300 aircraft owned by the Trust and Trust D and leased to an independent third party. The seller paid approximately $3.0 million to the Buyers ($1.5 million or 50% to the Trust) for the residual interest, which is subordinate to certain preferred payments to be made to the Trust and Trust D in connection with the aircraft. Payment of the residual interest is due only to the extent that the Trust receives net residual proceeds from the aircraft. The residual interest is non-recourse to the Buyers and is included as Other Liabilities on the accompanying Statements of Financial Position at both June 30, 2003 and December 31, 2002.

The Trust’s ownership interest in Kettle Valley is accounted for on the equity method and the Trust recorded income of $12,000 and a loss of $27,000 for the three and six month period ended June 30,2003, respectively, compared to income of $7,000 and a loss of $0.1 million for the same periods in 2002. At June 30, 2003, the Trust recorded a foreign currency translation adjustment of $0.5 million, included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital, reflecting a strengthening of Canadian dollar against the U.S. dollar at the end of the second quarter of 2003. Translation adjustments for prior periods have been immaterial.

The table below provides KVD LP’s summarized consolidated balance sheet as of June 30, 2003 and December 31, 2002 (in thousands of dollars):
                <BTB>
	June 30, 2003	December 31, 2002

Total assets	$ 17,915	$ 15,441
Total liabilities	5,043	4,339

Net equity	$ 12,872	$ 11,102


The table below provides KVD LP’s summarized consolidated income statement data for the three and six months ended June 30, 2003 and 2002 (in thousands of dollars):
                <BTB>
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Total revenues	$ 1,959	$ 1,029	$ 2,489	$ 1,277
Total expenses	1,925	1,103	2,609	1,487

Net income (loss)	$ 34	$ (74)	$ (120)	$ (210)



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

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. For the three and six months ended June 30, 2003, the Trust recorded a loss of $0.4 million and income of $0.8 million, respectively, compared to a loss of $0.7 million and income of $0.8 million for the same periods in 2002, which represented its pro-rata share of the net income (loss) of EFG Kirkwood.

The table below provides EFG Kirkwood’s summarized consolidated balance sheet as of June 30, 2003 and December 31, 2002, respectively (in thousands of dollars):
                <BTB>
	June 30, 2003	December 31, 2002

Total assets	$ 7,502	$ 5,578
Total liabilities	-	-

Net equity	$ 7,502	$ 5,578


The table below provides EFG Kirkwood’s summarized consolidated income statement data for the three months and six ended June 30, 2003 and 2002, respectively (in thousands of dollars):
                <BTB>
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Equity (loss) income on investments	$ (951)	$ (1,783)	$ 1,924	$ 1,889

EFG Kirkwood owns membership interests in Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resort LLC (“Mountain Springs”). The table below provides comparative summarized income statement data for Mountain Resort and the Mountain Springs for the three and six months ended June 30, 2003 and 2002. The operating companies have a fiscal year end of April 30th which is different from the Trust (in thousands dollars).

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Mountain Resorts
Total revenues	$ 5,003	$ 4,071	$ 21,686	$ 20,476
Total expenses	5,821	5,360	17,052	16,571

Net (loss) income         	$ (818)	$ (1,289)	$ 4,634	$ 3,905

Mountain Springs
Total revenues	$ 870	$ 480	$ 9,711	$ 9,882
Total expenses	2,979	3,176	9,376	9,284

Net (loss) income	$ (2,109)	$ (2,696)	$ 335	$ 598

         NOTE 6 - INTEREST IN MILPI HOLDINGS, LLC

The Trust has a non-controlling ownership interest in MILPI Holdings, LLC (“MILPI”), which is accounted for on the equity method. In May 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trust’s interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust and Trust D’s non-controlling ownership interest in MILPI increased to 50% per trust.

For the three and six months ended June 30, 2003 the Trust recorded a loss of $8,000 and income of $0.4 million, respectively, compared to income of $0.3 million and $0.5 million for the same periods in 2002, which represented its pro-rata share of the net income of MILPI.

In February 2003, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee including approval of the purchase of Semele’s interest in Rancho Malibu Limited Partnership. Subsequently, the Trust’s shareholders approved all of the articles included in the proxy statement. On March 17, 2003, Semele and Rancho Malibu Corp. contributed all of the partnership interest in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele held in RM Financing LLC to RMLP, Inc., in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., approximately 15% interest in RMLP, Inc. The effect of this transaction on the Trust’s financial statement was to increase its investment in MILPI and the corresponding participants’ capital by $0.8 million.

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an unrelated third party investor as an additional partner. The purpose of the partnership is to complete the construction of forty-six residential homes. This partner contributed $2.0 million to the partnership and is the Development General Partner. In addition to the initial contribution, this partner, as the Development General Partner, will be responsible for the coordination and management of the construction activities. In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84") to reflect the issuance of partnership interest to the additional partner, the Trust recorded a gain of $0.4 million, the transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Increase in capital related to issuance of partnership interest in equity investment."

The table below provides summarized consolidated balance sheet data as of June 30, 2003 and December 31, 2002, and consolidated income statement data for MILPI for the three and six months ended June 30, 2003 and 2002, respectively (in thousands of dollars):
                <BTB>
	June 30, 2003	December 31, 2002

Total assets	$ 62,087	$ 44,400
Total liabilities	36,792	18,440
Minority interests	847	-

Equity	$ 24,448	$ 25,960


. .	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
.	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

<BTB>
Total revenues	$ 1,445	$ 1,683	$ 3,739	$ 3,379
Total expenses	1,370	489	2,097	1,368

Income before income taxes	75	1,194	1,642	2,011
Provision for taxes	116	386	598	650

Net (loss) income	$ (41)	$ 808	$ 1,044	$ 1,361

NOTE 7 – INTEREST IN C & D IT LLC

The Trust and Trust D each own 50% of C & D IT LLC, a Delaware limited liability company, in which each Trust contributed $1.0 million.

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional partner, as mentioned above. In accordance with the provisions of SAB 51 and 84 to reflect the issuance of partnership interest to the additional partner, the Trust recorded a gain of $0.2 million, the transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Increase in capital related to issuance of partnership interest in equity investment."

NOTE 8 - RELATED PARTY TRANSACTIONS

Various operating expenses incurred by the Trust are paid by Equis Financial Group Limited Partnership (“EFG”) on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six months ended June 30, 2003 and 2002, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):
                <BTB>
	June 30, 2003	June 30, 2002

Acquisition fees	$ -	$ 24
Management fees	199	217
Administrative charges	64	144
Reimbursable operating expenses due to third parties	12	184

Total	$ 275	$ 569


Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Prior to June 2002, an affiliated company supported the administrative function.

All rents and proceeds from the disposition of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2003, the Trust was owed $0.1 million by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2003.

NOTE 9 - NOTES PAYABLE

Notes payable at June 30, 2003 consisted of two installment notes totaling $16.9 million payable to banks and institutional lenders. The notes bear a fixed interest rate of 8% and 9%. Both of the installment notes are non-recourse and are collateralized by the Trust’s aircraft and certain manufacturing equipment and the assignment of the related lease payments. These notes will be partially amortized by the remaining contracted lease payments. The Trust has balloon payment obligations of $16.1 million at the expiration of the debt in December 2003. Management believes however, the aircraft associated with the non-recourse debt would not be sold for an amount sufficient to cover the balloon payment or re-leased for an amount that would for the debt to be refinanced, it is therefore likely that the aircraft will be returned to the lender. As a result the Trust would not be required to make the balloon payment in December 2003.

NOTE 10 – CONTINGENCIES AND COMMITTMENTS

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its ownership in Rancho Malibu. The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If the Trust were determined to be an investment company, its business would be adversely affected. The Managing Trustee has engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. The Act, among other things, prohibits an unregistered investment company from offering securities for disposition or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of certain assets that it might not otherwise dispose of.


NOTE 11 - SEGMENT REPORTING

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing to third parties equipment. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM, an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, and Kettle Valley and MILPI through its newly formed subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2003 and 2002 is summarized below (in thousands of dollars).

                <BTB>
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

.

Total Revenue:
Equipment leasing	$ 1,272	$ 1,132	$ 2,498	$ 2,677
Equipment management	-	-	-	-
Real estate	27	-	47	-
Other	5	2	6	5

Total	$ 1,304	$ 1,134	$ 2,551	$ 2,682

Operating Expenses, Management Fees
and Other Expenses:
Equipment leasing	$ 93	$ 80	$ 187	$ 145
Equipment management	24	24	49	49
Real estate	21	21	42	42
Other	86	207	221	309

Total	$ 224	$ 332	$ 499	$ 545

Interest Expense:
Equipment leasing	$ 393	$ 445	$ 800	$ 1,011
Equipment management	-	8	-	12
Real estate	-	-	-	-
Other	-	-	-	-

Total	$ 393	$ 453	$ 800	$ 1,023

Depreciation, Impairment of assets
and Amortization Expense:
Equipment leasing	$ 512	$ 1,148	$ 1,042	$ 1,950
Equipment management	-	-	-	-
Real estate	-	-	-	-
Other	-	-	-	-

Total	$ 512	$ 1,148	$ 1,042	$ 1,950

Equity Interests:
Equipment leasing	$ -	$ -	$ -	$ -
Equipment management	(8)	303	387	522
Real estate	(368)	(707)	744	659
Other	-	-	-	-

Total	$ (376)	$ (404)	$ 1,131	$ 1,181

Net (loss) income:
Equipment leasing	$ 274	$ (541)	$ 469	$ (429)
Equipment management	(32)	271	338	461
Real estate	(362)	(728)	749	617
Other	(81)	(205)	(215)	(304)

Total	$ (201)	$ (1,203)	$ 1,341	$ 345

Capital Expenditures:
Equipment leasing	$ -	$ -	$ -	$ -
Equipment management	-	2,423	-	2,423
Real estate	-	1,000	-	1,000
Other	-	-	-	-

Total	$ -	$ 3,423	$ -	$ 3,423

	As of	As of
	June 30, 2003	December 31, 2002

Assets:
Equipment leasing	$ 17,616	$ 18,314
Real estate	10,482	7,244
Equipment management	9,211	9,688
Other	1,126	1,278

Total	$ 38,435	$ 36,524



NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS
In January 2003, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.   Based on the recent release of this interpretation, we have not completed our assessment as to whether or not the adoption of this interpretation will have a material impact on our financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity . Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the adoption of Statement No. 150 will have a significant impact on either its financial position or results of operations.

AFG INVESTMENT TRUST C

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in this quarterly report of AFG Investment Trust C (the “Trust”) that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust’s contracted rents, the realization of residual proceeds for the Trust’s equipment, the performance of the Trust’s non-equipment assets including minority owned investments which the Trust does not control, and future economic conditions.

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

The Managing Trustee believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

Revenue Recognition: Rents are payable to the Trust monthly or quarterly and are calculated on the passage of time. The Trust’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

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

The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Trust has active business operations in the financial services industry, primarily equipment leasing, and in the real estate industry through its interests in EFG Kirkwood LLC (“EFG Kirkwood”), C & D IT LLC, EFG/Kettle Development LLC (“Kettle Valley”) and RMLP, a wholly owned subsidiary of MILPI Holdings, LLC (“MILPI”). The Trust does not intend to engage in investment activities in a manner or to an extent that would require the Trust to register as an investment company under the Act. However, it is possible that the Trust may unintentionally engage in an activity or activities that may be construed to fall within the scope of the Act. AFG ASIT Corporation (“Managing Trustee”) has engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Trust may be an inadvertent investment company by virtue of its recent acquisition activities. The Managing Trustee has consulted counsel and believes that the Trust is not an investment company. If the Trust was determined to be an investment company, its business would be adversely affected. The Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business or interstate commerce. If necessary, the Trust intends to avoid being deemed an investment company by disposing of certain assets that it might not otherwise dispose of.

Segment Reporting

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing to third parties equipment. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the Trust's interest in MILPI, which owns 100% of PLM International, Inc. (“PLM”) an equipment leasing and asset management company. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, and Kettle Valley and MILPI through its newly formed subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2003 and 2002 is summarized below (in thousands of dollars).

                <BTB>
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

.

Total Revenue:
Equipment leasing	$ 1,272	$ 1,132	$ 2,498	$ 2,677
Equipment management	-	-	-	-
Real estate	27	-	47	-
Other	5	2	6	5

Total	$ 1,304	$ 1,134	$ 2,551	$ 2,682

Operating Expenses, Management Fees
and Other Expenses:
Equipment leasing	$ 93	$ 80	$ 187	$ 145
Equipment management	24	24	49	49
Real estate	21	21	42	42
Other	86	207	221	309

Total	$ 224	$ 332	$ 499	$ 545

Interest Expense:
Equipment leasing	$ 393	$ 445	$ 800	$ 1,011
Equipment management	-	8	-	12
Real estate	-	-	-	-
Other	-	-	-	-

Total	$ 393	$ 453	$ 800	$ 1,023

Depreciation, Impairment of assets
and Amortization Expense:
Equipment leasing	$ 512	$ 1,148	$ 1,042	$ 1,950
Equipment management	-	-	-	-
Real estate	-	-	-	-
Other	-	-	-	-

Total	$ 512	$ 1,148	$ 1,042	$ 1,950

Equity Interests:
Equipment leasing	$ -	$ -	$ -	$ -
Equipment management	(8)	303	387	522
Real estate	(368)	(707)	744	659
Other	-	-	-	-

Total	$ (376)	$ (404)	$ 1,131	$ 1,181

Net (loss) income:
Equipment leasing	$ 274	$ (541)	$ 469	$ (429)
Equipment management	(32)	271	338	461
Real estate	(362)	(728)	749	617
Other	(81)	(205)	(215)	(304)

Total	$ (201)	$ (1,203)	$ 1,341	$ 345

Capital Expenditures:
Equipment leasing	$ -	$ -	$ -	$ -
Equipment management	-	2,423	-	2,423
Real estate	-	1,000	-	1,000
Other	-	-	-	-

Total	$ -	$ 3,423	$ -	$ 3,423

	As of	As of
	June 30, 2003	December 31, 2002

Assets:
Equipment leasing	$ 17,616	$ 18,314
Real estate	10,482	7,244
Equipment management	9,211	9,688
Other	1,126	1,278

Total	$ 38,435	$ 36,524



Three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002:

Results of Operations

Equipment Leasing

For the three and six months ended June 30, 2003, the Trust recognized lease revenue of $1.3 million and $2.5 million, respectively, compared to $1.4 million and $2.9 million, respectively, for same period in 2002. The decrease in lease revenue in the six months ended June 30, 2003 compared to the same period in 2002 resulted primarily from lease term expirations and the disposition of equipment. Future equipment sales will result in a reduction in the lease revenue recognized as the Trust is no longer allowed to purchase equipment.

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

Interest income for the three and six months ended June 30, 2003 was $33,000 and $54,000, respectively, compared to $2,000 and $6,000, respectively, for the same period in 2002. Interest income is typically generated from the temporary investment of rental receipts, equipment sales proceeds in short-term instruments and loans made to affiliates and increased in the three and six months ended June 30, 2003 in comparison due to an increase in interest income earned on the loan receivable due from Kettle Valley Development LLC.

During the three and six months ended June 30, 2003, the Trust sold equipment having a net book value of $4,000 to existing lessees and third parties. These sales resulted in a net gain of $2,000 and a loss of $1,000 for the three and six months ended June 30, 2003. During the three and six months ended June 30, 2002, the Trust sold equipment having a net book value of $2.4 million and $2.6 million to existing lessees and third parties. These sales resulted in a net loss of $0.2 million for both periods ended June 30, 2002.

Depreciation expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2003, respectively compared to $0.7 million and $1.5 million, respectively, for the same periods in 2002. Depreciation and amortization decreased by $0.2 million and $0.5 million during the three and six months ended June 30, 2003 compared to the same period in 2002. The decrease in depreciation for the respective periods is attributable to the disposition of the Trust’s leasing equipment. Depreciation and amortization is expected to continue to decline in the future as the Trust’s equipment portfolio is sold and not replaced.

During the three months ended June 30, 2002, the Trust recorded an impairment to the carrying value of the Trust’s interest in a McDonnell Douglas MD-87 aircraft, as a result of continuous decrease in market demand for aircrafts due to the effects of September 11, 2001. The resulting charge of $0.5 million was based on a comparison of estimated fair value and carrying value of the Trust’s interest in the aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft. No impairments were recorded during the three and six months ended June 30, 2003.

Interest expense on third party debt was $0.4 million and $0.8 million for the three and six months ended June 30, 2003, respectively, compared to $0.5 million and $1.0 million, respectively, for the same periods in 2002. The decrease in interest expense for each of the respective periods is attributable to lower average outstanding debt balances in the periods ended June 30, 2003 compared to the same periods in 2002.

Management fees- affiliate from equipment leasing and non-equipment management were $0.1 million and $0.2 million for each of the three and six months ended June 30, 2003 and 2002, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $0.1 million and $0.3 million for the three and six months ended June 30, 2003, respectively, compared to $0.2 million and $0.3 million, respectively, for the same three and six month period in 2002. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Equipment Management

For the three and six months ended June 30, 2003 the Trust recorded loss of $8,000 and income $0.4 million, respectively, compared to income of $0.3 million and $0.5 million for the same periods in 2002, which represented its pro-rata share of the net income of MILPI under the equity method of accounting. PLM is primarily an equipment leasing and asset management company.

MILPI Operating Results

During the three and six months ended June 30, 2003, MILPI recognized revenues of $1.4 million and $3.7 million, respectively, compared to $1.7 million and $3.4 million, respectively, for the same periods in 2002. Revenues for the three months ended June 30, 2003 consisted primarily of management fees of $1.3 million and lease revenue of $0.1 million. Revenues for the six months ended June 30, 2003 consisted primarily of management fees of $2.7 million, $0.6 million of acquisition and lease negotiation fees, $0.2 million gain on disposition of equipment and $0.1 million of lease revenue. Revenues for the three months ended June 30, 2002 are comprised primarily of management fees of $1.5 million and $0.1 million of interest income. For the six months ended June 30, 2002, revenues were comprised of management fees of $2.9 million and $0.2 million of interest income. The decrease in management fees from 2003 compared to 2002 is due to a decrease of equipment managed by MILPI. Acquisition and lease negotiation fees increased in 2003 by $0.6 million due to more equipment being placed in PLM managed programs during 2003 compared to 2002.

During the three and six months ended June 30, 2003, MILPI incurred total expenses of $1.4 million and $2.1 million, respectively, compared to $0.5 million and $1.4 million, respectively, for the same period in 2002. Expenses for the three months ended June 30, 2003 are comprised of operational support expenses of $0.9 million, depreciation and amortization expense of $0.2 million and $0.3 million impairment of MILPI’s investments in the managed programs. For the six months ended June 30, 2003, expenses are comprised primarily of operational support expenses of $1.7 million, depreciation and amortization expense of $0.3 million and $0.3 million impairment of MILPI’s investments in the managed programs, partially offset by a net interest income of $0.1 million. Expenses for the three months ended June 30, 2002 are comprised of operational support expenses of $0.5 million and depreciation and amortization expense of $30,000.

For the six months ended June 30, 2002, operating expenses are comprised of operational support expenses of $1.3 million and depreciation and amortization expense of $0.1 million. The increase in total expenses for the three and six month periods ended June 30, 2003 compared to the same periods in 2002, is attributable to an increase in general and administrative costs of $0.4 million. As a result of newly acquired equipment, depreciation increased $0.2 million and $0.1 million during the three and six months ended June 30, 2003 compared to 2002. In addition, the increase is attributable to an impairment charge of $0.3 million to MILPI’s investments in the managed growth funds which was recorded during 2003. A similar charge was not recorded in 2002.

During the three and six months ended June 30, 2003, MILPI incurred income tax expense of $0.1 million and $0.6 million, respectively, with an effective tax rate of 36% for the six month period. For the three and six month period ended June 30, 2002, MILPI incurred income tax expense of $0.4 million and $0.7 million, respectively, with an effective tax rate of 32% for the six month period. The effective tax rate increased 4% during the six month period ended June 30, 2003 compared to the same period in 2002 due to increased taxable income.

Real Estate

Management fees paid to EFG for non-equipment assets were $21,000 and $42,000 for each of the three and six months ended June 30, 2003 and 2002, respectively. Management fees for non-equipment assets, excluding cash, are 1% of the original equipment cost of such assets under management.

In February 2003, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee including approval of the purchase of Semele’s interest in Rancho Malibu Limited Partnership. Subsequently, the Trust’s shareholders approved all of the articles included in the proxy statement. On March 17, 2003, Semele and Rancho Malibu Corp. contributed all of the partnership interest in Rancho Malibu Limited Partnership along with 100% of the membership interests Semele held in RM Financing LLC to RMLP, Inc., in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., approximately 15% interest in RMLP, Inc. The effect of this transaction on the Trust’s financial statement was to increase its investment in MILPI and the corresponding participants’ capital by $0.8 million.

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an unrelated third party investor as an additional partner. The purpose of the partnership is to complete the construction of forty-six residential homes. This partner contributed $2.0 million to the partnership and is the Development General Partner. In addition to the initial contribution, this partner, as the Development General Partner, will be responsible for the coordination and management of the construction activities. In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84") to reflect the issuance of partnership interest to the additional partner, the Trust recorded a net increase in capital of $0.4 million, the transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Increase in capital related to issuance of partnership interest in equity investment."

The Trust has an approximately 49% ownership interest in Kettle Valley. The Trust’s ownership interest in Kettle Valley is accounted for on the equity method and the Trust recorded income of $12,000 and a loss of $27,000 for the three and six month period ended June 30,2003, respectively, compared to income of $7,000 and a loss of $0.1 million for the same periods in 2002. At June 30, 2003, the Trust recorded a foreign currency translation adjustment of $0.5 million, included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital, reflecting a strengthening of Canadian dollar against the U.S. dollar at the end of the second quarter of 2003.

The Trust owns 40% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, is the manager of EFG Kirkwood.

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

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. For the three and six months ended June 30, 2003, the Trust recorded a loss of $0.4 million and income of $0.8 million, respectively, compared to a loss of $0.7 million and income of $0.8 million for the same periods in 2002, which represented its pro-rata share of the net income (loss) of EFG Kirkwood. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the three and six months ended June 30, 2003 and 2002 are not indicative of future periods. These six month periods include the periods of peak income activity for the resorts. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the six months ended June 30, 2003 are not indicative of future periods. This six month period includes significant first quarter peak income activity for the resorts.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership (“KVD LP”), consists of 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 177 residential units have been constructed and sold and 14 additional units are under construction.

During the three and six months ended June 30, 2003, KVD LP recorded revenues of $2.0 million and $2.5 million, respectively, compared to $1.0 million and $1.3 million, respectively, for the same periods in 2002. The increase in revenue for the three and six moths ended June 30, 2003 compared to the same period in 2002 is attributable to an increase in the completion and sale of residential lots and homes during 2003 compared to 2002. The increase in residential sales is attributable to lower residential mortgage rates. As such, residential sales may decline in the future if rates increase.
KVD LP incurred total expenses of $1.9 million and $2.6 million during the three and six months ended June 30, 2003, respectively, compared to $1.1 million and $1.5 million, respectively, for the same periods in 2002. The increase in total expenses for the three and six moths ended June 30, 2003 compared to the same period in 2002 is attributable to the cost of sales associated with the increased sales of residential lots and homes.

Mountain Resort Operating Results

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

During the three and six months ended June 30, 2003, Mountain Resort recorded total revenues of $5.0 million and $21.7 million, respectively, compared to $4.1 million and $20.5 million for the same period in 2002, respectively. The increase of $0.9 million or 22% in total revenues during the three month period June 30, 2003 compared to the same period in 2002 is the result of an increase in ski-related revenues and residential-related revenues. Ski-related revenues increased $0.3 million for the three months ended June 30, 2003 compared to the same period in 2002. The increase is due to improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues increased $0.6 million for the three months ended June 30, 2003 compared to the same period in 2002. The increase is primarily attributable to an increase in the number of condominium sales during 2003 compared to 2002. During the six month period ended June 30, 2003, total revenues increased by $1.2 million or 6% compared to the same period in 2002. The increase is attributable to an increase in residential-related revenues.

During the three and six months ended June 30, 2003, Mountain Resort recorded total expenses of $5.8 million and $17.1 million, respectively, compared to $5.4 million and $16.6 million for the same periods in 2002. The increase in total expenses of $0.4 million or 7% for the three month period June 30, 2003 compared to the same period in 2002, is primarily attributable to a increase in non-ski related operating expenses. During the six months ended June 30, 2003 compared to the same period in 2002 operating expenses increased $0.5 million primarily as a result of an increase in cost of sales from condominium units sold in the six months ended June 30, 2003 as compared to the same period in 2002, as also discussed above.

Mountain Springs

Mountain Springs is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails located near Durango, Colorado. Mountain Springs receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services, with the remainder of revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

During the three and six months ended June 30, 2003, Mountain Springs recorded total revenues of $0.9 million and $9.7 million, respectively, compared to $0.5 million and $9.9 million for the same periods in 2002. The increase of $0.6 million in total revenues during the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is the result of favorable weather conditions during the winter season, which attracted more skiers.

Total expenses were $3.0 million and $9.4 million for the three and six months ended June 30, 2003 compared to $3.2 million and $9.3 million for the same periods in 2002. The increase in total expenses for the six months ended June 30, 200 compared to the same period in 2002 of $0.2 million is a result of increased general and administrative costs during 2003.

Liquidity and Capital Resources and Discussion of Cash Flows

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Cash inflows are used to satisfy debt service obligations associated the assets, and to pay management fees and operating costs. Operating activities provided cash of $2.2 million during the six months ended June 30, 2003.

Rents receivable increased by $0.2 million or 118% in the six month period ended June 30, 2003. The increase in rents receivable is attributable to the timing of cash receipts. During the three month period ended June 30, 2003, one month of lease payments was outstanding related to the Boeing 767-300ER. In July 2003, all lease payments related to the Boeing 767-300ER were paid and are current.

Accounts receivable-affiliate decreased by $47,000, or 39%. Receivable from affiliates consists of rent or proceeds from the disposition of equipment by Equis Financial Group Limited Partnership (“EFG”), an affiliated entity. All rents and proceeds from the disposition of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis. At June 30, 2003 and December 31, 2002, the Trust was owed $0.1 million by EFG for such funds. Each of these amounts were paid in the following month. The decrease in accounts receivable-affiliate during the six month period ended June 30, 2003, is attributable to the timing and remittance of rents and proceeds mentioned above.

The Trust’s investment in Kettle Valley increased by $0.4 million or 12% during the six month period ended June 30, 2003. The increase is attributable to a foreign currency translation adjustment of $0.5 million partially offset by a equity loss of $27,000 for the six month period ended June 30,2003. At June 30, 2003, the Trust recorded a foreign currency translation adjustment of $0.5 million, included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital, reflecting a strengthening of Canadian dollar against the U.S. dollar at the end of the second quarter of 2003.

Investment in EFG Kirkwood increased by $0.8 million or 36% during the six month period ended June 30, 2003. The increase is attributable to equity income of $0.8 million recorded during the period. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the six months ended June 30, 2003 are not indicative of future periods. This six month period includes significant first quarter peak income activity for the resorts.

The Trust’s interest in MILPI increased by $1.6 million or 16% during the six month period ended June 30, 2003. The increase in the investment was attributable to equity income of $0.4 million and an increase in capital of $1.2 million related to the issuance of partnership interest to an additional partner as mentioned above.

Equipment held for lease decreased by $1.0 million or 6% during the six months ended June 30, 2003. The decrease is primarily attributable to depreciation expense recorded during the period

The Trusts balance in notes payable decreased by $1.2 million or 7% during the six month period ended June 30, 2003. The decrease in attributable to principal payments made during the period.

The Trust’s equipment includes a commercial aircraft. The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of most airlines. The resulting decline in air travel has suppressed market prices for used aircraft and inhibited the viability of some airlines. In addition, during 2003 severe acute repertory syndrome (SARS) has led to a dramatic decline in passenger travel in Asia. The Trustee does not expect aircraft values to return to their previous levels for the foreseeable future. At June 30, 2003, the Trust considers all rents owed from aircraft lessees to be collectible. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust’s financial position and future liquidity.

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

At June 30, 2003, the Trust was due aggregate future minimum lease payments of $1.5 million from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $16.9 million. Additional cash inflows may be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

During the six months ended June 30, 2003, the Trust sold equipment for proceeds of $3,000. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

At June 30, 2003, the Trust has a 50% non-controlling ownership interest in MILPI. In May 2003, MILPI acquired both AFG Investment Trust A Liquidating Trust and AFG Investment Trust B Liquidating Trust’s interest in MILPI for $5.4 million. The Trust and Trust C each own a non-controlling 50% ownership of MILPI. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust’s ownership interest in MILPI increased to from 38% to 50%. MILPI plans to utilize its remaining cash reserves and cash generated from operations to acquire additional equipment and to grow its equipment management portfolio. MILPI does not anticipate any distributions in the near future.

Rancho Malibu owns a 274-acre parcel of land near Malibu, California, which is being developed into a single-family luxury residential subdivision. On March 17, 2003, Semele and Rancho Malibu Corp. contributed all of the partnership interest in Rancho Malibu Limited Partnership (“Rancho Malibu”) along with 100% of the membership interests Semele held in RM Financing LLC to RMLP, Inc., a newly formed, wholly-owned subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., approximately 15% interest in RMLP, Inc. In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an unrelated third party investor as an additional partner. The purpose of the partnership is to complete the construction of forty-six residential homes. This partner contributed $2.0 million to the partnership and is the Development General Partner. In addition to the initial contribution, this partner, as the Development General Partner, will be responsible for the coordination and management of the construction activities. In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 ("SAB 51") to reflect the issuance of partnership interest to the additional partner, the Trust recorded a net increase in its investment in MILPI and an increase in participants’ capital of $1.2 million, the transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Increase in capital related to issuance of partnership interest in equity investment."

In March 2002, the Trust and Trust C each own 50% of C & D IT LLC, a Delaware limited liability company, in which each Trust contributed $1.0 million. The Trust’s interest in C & D IT LLC increased $0.2 million or 16% during the six month period ended June 30, 2003. The increase in the investment was attributable to $0.2 million increase in capital related to the issuance of partnership interest to an additional partner as mentioned above. C&D IT LLC’s only asset consists of its interest in Rancho Malibu. Rancho Malibu is in the development stage. Cash distributions from this investments is not anticipated in the near future since Rancho Malibu is using its cash flow to complete development of the property.
The Trust and Trust D own EFG/Kettle Development LLC which owns a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. The Trust does not anticipate any distributions from its investment in EFG/Kettle Development LLC in the near future.

The Trust also has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a non-controlling member in two joint ventures, Mountain Resort and Mountain Springs.

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

The Trust obtained financing in connection with certain equipment assets. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. At June 30, 2003, the Trust had third party debt obligations outstanding totaling $16.9 million. These notes will be partially amortized by the remaining contracted lease payments. The Trust has balloon payment obligation of $16.1 million at the expiration of the lease term related to its interest in the Boeing 767-300ER in December 2003. Management believes however, the aircraft associated with the non-recourse debt, which expires in December 2003 would not be sold for an amount sufficient to cover the balloon payment or re-leased for an amount that would for the debt to be refinanced, it is therefore likely that the aircraft will be returned to the lender. As a result the Trust would not be required to make the balloon payment.

No cash distributions have been declared since the special distribution since January 2000 . The Managing Trustee does not anticipate paying any distributions in 2003. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation.

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

In the future, the nature of the Trust’s operations and principal cash flows will continue to shift from rental receipts to equipment disposition proceeds and potential distributions from minority owned investments. As this occurs, the Trust’s cash flows resulting from equipment investments may become more volatile in that certain of the Trust’s equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust’s Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust’s equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust’s future working capital and reinvestment requirements, in establishing the amount and timing of future cash distributions.

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

The Trust’s investments in real estate development companies have experienced an increase in residential sales as a result of interest rates currently being at historical lows. There is a risk that residential sales could materially decline if interest rates increase.

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

Equipment Leasing

The events of September 11, 2001 have also adversely affected market demand for both new and used commercial aircraft and weakened the financial position of several airline companies. In addition, during 2003 severe acute respiratory syndrome (SARS) has led to a dramatic decline in passenger travel in Asia. While it currently is not possible for the Trust to determine the ultimate long-term economic consequences of theses events to the equipment leasing segment the resulting decline in air travel has suppressed market prices for used aircraft and inhibited the viability of some airlines. In the event of a lease default by an aircraft lessee, the Trust could experience material losses. At June 30, 2003, the Trust has collected substantially all rents owed from aircraft lessees. The Trust is monitoring developments in the airline industry and will continue to evaluate the potential implications to the Trust’s financial position and future liquidity. Management does not anticipate significant improvements in the airline industry in the near future.

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

In the future, the nature of the Trust's equipment leasing operations and principal cash flows will continue to shift from rental receipts and equipment disposition proceeds to distributions from equity investments. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions. As a result, the Trust does not anticipate declaring any dividend distributions in the near future.

In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's capital account.

Equipment Management

The ultimate realization of revenues for managed equipment is subject to economic risks related to many changing factors, including ability of the MILPI’s equipment programs to realize acceptable lease rates on its equipment in the different equipment markets. Lease rates are contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the MILPI to clearly define trends or influences that may impact the performance of the equipment programs. MILPI continually monitors both the equipment markets and the performance of the equipment programs in these markets. MILPI may decide to reduce the equipment program's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, MILPI may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections

MILPI’s asset base consists of its interest in the management in several equipment programs with limited lives. If MILPI does not find new sources of capital and revenue, its source of revenues and asset base will decrease and eventually terminate as the equipment programs.

Item 3. Controls and Procedures

Limitations on the Effectiveness of Controls

The Trustee’s management, including it’s President and Chief Financial Officer (CFO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Fund have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the Trustee carried out an evaluation, under the supervision and with the participation of the Trustee’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CFO concluded that the Fund’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund’s required to be included in the Fund’s exchange act filings.

(2)   There have been no significant changes in the Fund’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the Trustee carried out its evaluations.

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

   Item 6.   Exhibits and reports on Form 8-K

      a).   Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2    Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4.2 Second Amended and Restated Declaration of Trust dated July 18, 2003 is included herein.

      b).    Reports on Form 8-K

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

   Date:   August 13, 2003

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
          August 13, 2003

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
August 13, 2003

Exhibit Index

99.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of AFG Investment Trust C (the “Trust”), on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Principal Executive Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:
(1)    the Report of the Trust filed today fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and
(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

       /s/ Gary D. Engle
        Gary D. Engle
President of AFG ASIT Corporation,
the Managing Trustee of the Trust
(Principal Executive Officer)
         August 13, 2003

Exhibit 99.2

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of AFG Investment Trust C (the “Trust”), on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Principal Financial and Accounting Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:
(1)    the Report of the Trust filed today fully complies with the requirements of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and
(2)   the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

        /s/ Richard K Brock
        Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
                     August 13, 2003