Form 10-K/A
period 2002-12-31
AFG INVESTMENT TRUST C
filed 2003-12-15
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___ to

Commission file number   0-21444

AFG Investment Trust C
(Exact name of registrant as specified in its charter)

Delaware                                          04-3157232
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)               Identification No.)

                  1050 Waltham Street, Suite 310, Lexington, MA       02421
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code  (781) 676-0009

Securities registered pursuant to Section 12(b) of the Act  NONE

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

EXPLANATORY NOTE

AFG Investment Trust C (the "Trust") hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Original Filing") filed with the Securities and Exchange Commission on March 31, 2003. Item 15 of Part IV is herein amended by adding Item 15(d) (ii) as set forth herein. Any Item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

This amendment to Item 15(d) (ii) is being filed with the Securities and Exchange Commission to file the audited financial statements of EFG Kirkwood as of and for the year ended December 31, 2002, as required by Rule 309.

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
Date :December 15, 2003

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
Date :December 15, 2003

Certification:

I, Gary D. Engle, certify that:

1.    I have reviewed this annual report on Form 10-K/A of AFG Investment Trust C;

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary D. Engle
Gary D. Engle
President of AFG ASIT Corporation,
the Managing Trustee of the Trust
(Principal Executive Officer)
December 15, 2003
Certification:

I, Richard K Brock, certify that:

1.    I have reviewed this annual report on Form 10-K/A of AFG Investment Trust C;

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard K Brock
               Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
December 15, 2003

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Exhibit
Number

99.1	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

99.2	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

(d) Financial Statement Schedules

(ii) Financial Statements for EFG Kirkwood, LLC as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 and Report of Independent Certified Public Accountants.

Item 15(d) (ii)

EFG Kirkwood LLC
Financial Statements

EFG Kirkwood LLC

Report of Independent Certified Public Accountants

To EFG Kirkwood LLC

We have audited the accompanying statement of financial position of EFG Kirkwood LLC ("EFG Kirkwood") as of December 31, 2002, and the related statements of operations, changes in members’ capital, and cash flows for the year then ended. These financial statements are the responsibility of EFG Kirkwood’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of EFG Kirkwood for the year ended December 31, 2000, were audited by other auditors whose report dated April 12, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of EFG Kirkwood LLC at December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Tampa, Florida
July 25, 2003

EFG Kirkwood LLC
STATEMENTS OF FINANCIAL POSITION
December 31,

.	2002	2001

ASSETS		(unaudited)

Cash	$1,690	$--
Advances to and membership interests in:
Mountain Resort Holdings, LLC	5,828,274	6,647,792
Mountain Springs Resort, LLC	--	777,005

Total assets	$5,829,964	$7,424,797

LIABILITIES

Advances to and membership interests in Mountain Springs Resort, LLC	252,062	--

Total liabilities	252,062	--

MEMBERS’ CAPITAL

Members’ capital:
Class A	5,577,902	7,424,797
Class B	--	--

Total members’ capital	5,577,902	7,424,797

Total liabilities and members’ capital	$5,829,964	$7,424,797

The accompanying notes are an integral part of the financial statements.

EFG Kirkwood LLC
STATEMENTS OF OPERATIONS
For the years ended December 31,

. . . . .	. . . . 2002	. . . . 2001	. . . . 2000

(unaudited)
Income (loss) from advances to and membership interests in: Mountain Resort Holdings, LLC	$ (181,106)	$ 15,634	$ (390,191)
Mountain Springs Resort, LLC	(1,029,067)	(231,472)	(2,373,950)

Loss from advances to and membership interests	(1,210,173)	(215,838)	(2,764,141)

General and administrative expense	(1,700)	--	--
Interest income (expense)	3,953	(4,282)	(8,567)

Net loss	$(1,207,920)	$(220,120)	$(2,772,708)

The accompanying notes are an integral part of the financial statements.

EFG Kirkwood LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the years ended December 31, 2002, 2001 and 2000

. .	Class A Membership	Class B Membership	Total
Interests		Interests

Members’ capital at December 31, 1999 (unaudited)	$ 6,700,000	$ 531,110	$ 7,231,110

Members’ capital contributions	3,186,515	--	3,186,515
Net loss for the year ended December 31, 2000	(2,241,598)	(531,110)	(2,772,708)

Members’ capital at December 31, 2000	7,644,917	--	7,644,917
Net loss for the year ended December 31, 2001 (unaudited)	(220,120)	--	(220,120)

Members’ capital at December 31, 2001 (unaudited)	7,424,797	--	7,424,797

Members’ cash distribution	(640,575)	--	(640,575)

Members’ capital contribution	1,600	--	1,600
Net loss for the year ended December 31, 2002	(1,207,920)	--	(1,207,920)

Members’ capital at December 31, 2002	$5,577,902	$--	$5,577,902

The accompanying notes are an integral part of the financial statements.

EFG Kirkwood LLC

STATEMENTS OF CASH FLOWS
For the years ended December 31,
. . . . .	. . . . 2002	. . . . 2001	. . . . 2000

(unaudited)

Net loss	$(1,207,920)	$(220,120)	$(2,772,708)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from advances to and membership interests in:
Mountain Resort Holdings, LLC	181,106	(15,634)	390,191
Mountain Springs Resort, LLC	1,029,067	231,472	2,373,950
Distributions from Mountain Resort Holdings, LLC	638,412	210,545	210,545
Changes in assets and liabilities:
Increase (decrease) in interest payable, net	--	(8,567)	8,567

Net cash provided by (used in) operating activities	640,665	197,696	210,545

Cash flows provided by (used in) investing activities:
Purchase of membership interests in:
Mountain Resort Holdings, LLC	--	--	(894,756)
Mountain Springs Resort, LLC	--	--	(1,700,000)
Advances to Mountain Springs Resort, LLC	--	--	(1,000,000)

Net cash provided by (used in) investing activities	--	--	(3,594,756)

Cash flows provided by (used in) financing activities:
Proceeds from note payable	--	--	408,241
Principal payments of note payable	--	(197,696)	(210,545)
Members’ cash distribution	(640,575)	--	--
Members’ capital contributions	1,600	--	3,186,515

Net cash (used in) provided by financing activities	(638,975)	(197,696)	3,384,211

Net change in cash and cash equivalents	1,690	--	--
Cash and cash equivalents at beginning of year	--	--	--

Cash and cash equivalents at end of year	$1,690	$--	$--

Other non-cash activities :

Interest earned on convertible debentures (Note 3)	$--	$--	$26,278
Principal on convertible debentures (Note 3)	$--	$--	$1,000,000
Conversion of principal and accrued, but unpaid, interest on convertible debentures to equity interests in Mountain Resort Holdings, LLC (Note 3) but	$--	$--	$(1,059,125)
Interest earned on note receivable (Note 4)	$--	$102,001	$19,259
Recovery of principal on note receivable (Note 4)	$--	$1,000,000	$--
Exchange of principal and accrued, but unpaid, interest on note receivable for equity interests in Mountain Springs Resort, LLC (Note 4)	$--	$(1,121,260)	$--

The accompanying notes are an integral part of the financial statements.

NOTE 1 – Organization

EFG Kirkwood LLC (the "Company") was formed as Tandem Capital LLC, a Delaware limited liability company, on December 2, 1998. On April 6, 1999, the Company changed its name to EFG Kirkwood LLC. The Company’s operations commenced on June 10, 1999.

The Company has two classes of membership interests identified as Class A and Class B. The Class A members are AFG Investment Trust A Liquidating Trust, AFG Investment Trust B Liquidating Trust, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "AFG Trusts"). The Class B member is Semele Group Inc. The collective voting interests of the Class A members are equal to the voting interests of the Class B member; however, the Class A interest holders are entitled to certain preferred returns prior to the payment of Class B cash distributions. The manager of the Company is AFG ASIT Corporation, which also is the Managing Trustee of the AFG Trusts. (See "Note 5 – Related Party Transactions" herein for additional information concerning the relationships of the Company’s members.)

At both December 31, 2002 and 2001, the Company owned approximately 38% of each of the Series A common membership interests and the Series B preferred membership interests of Mountain Resort Holdings, LLC. At December 31, 2002 and 2001, the Company owned approximately 33% and 50%, respectively, of the common member interests of Mountain Springs Resort, LLC. The Company has no business activities other than through its membership interests in Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC (hereinafter, collectively referred to as the "Resorts").

Mountain Resort Holdings, LLC
Mountain Resort Holdings, LLC, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. (See Note 4.)

Mountain Springs Resort, LLC
Mountain Springs Resort, LLC, through its wholly owned subsidiary, Durango Resort, LLC, owns 80% of the common member interests and 100% of the Class B preferred member interests of DSC/Purgatory, LLC, which owns and operates the Durango Mountain Resort in Durango, Colorado. (See Note 4.)

NOTE 2 – Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company classifies amounts on deposit in banks and all highly liquid investments purchased with an original maturity of three months or less as cash and cash equivalents.

Equity Ownership Investments
The Company accounts for its membership interests in the Resorts using the equity method of accounting as the Company’s ownership interest in the Resorts enables the Company to influence the operating financial decisions of the investees. Under the equity method of accounting, the carrying value of the Company's membership interests are (i) increased or decreased to reflect the Company’s share of income or loss from the Resorts and (ii) decreased to reflect any cash distributions paid by the Resorts to the Company.

The equity method of accounting is discontinued when the investment is reduced to zero and does not provide for additional losses unless the Company has guaranteed obligations of the investee or is otherwise committed to provide further financial support to the investment.

The Company defines control as the ability of an entity or person to direct the policies and management that guide the ongoing activities of another entity so as to increase its benefits and limit its losses from that other entity’s activities without the assistance of others.

Impairment Of Long-Lived Assets

During 2001, the Company accounted for the impairment of long-lived assets in accordance with SFAS No. 121. During 2002, the Company accounted for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which the Company adopted on January 1, 2002. In accordance with SFAS No. 144 and 121, the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable and exceed their fair value. Whenever circumstances indicate that an impairment may exist, the Company evaluates future cash flows of the asset to the carrying value. If projected undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded in the accompanying consolidated Statements of Operations as impairment of assets. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset requires several considerations, including but not limited to: an independent appraisal or valuation model which includes the present value of expected future cash flows of the asset, current market prices and management’s market knowledge.

No impairments were recorded in 2002, 2001 or 2000.

Amortization
The Company adopted Statement of Financial Accounting Standards No. 142, ("SFAS No. 142"), "Goodwill and Other Intangible Assets" on January 1, 2002. As a result, the discontinuance of goodwill and other intangible asset amortization was effective upon adoption of SFAS No. 142. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Fair value of the asset should be calculated using several valuation models, which utilize the expected future cash flows of the Trust. SFAS No. 142 requires the Company to complete a transitional goodwill impairment analysis during the quarter ended June 30, 2002. There was no material impact on the Company’s financial statements as a result of adopting SFAS No. 142.

Allocation of Profits and Losses
Profits and losses of the Company are allocated consistent with the economic priorities of the Company’s members relative to one another. The Company’s operating agreement provides that cash distributions to the Class B member are subordinate to Class A Payout. (Class A Payout is defined as the first time that the Class A members shall have been paid a cash return equal to all of their original capital contributions plus a yield of 12% per annum compounded annually, subject to certain adjustments.) Accordingly, the Company’s cumulative losses have been allocated first to the Class B member up to the amount of its original capital contribution of $750,000. Cumulative losses in excess of $750,000 have been allocated to the Class A members in proportion to their respective interests in aggregate Class A equity.

Future net income or net loss, as the case may be, will be allocated first to the Class A members until they reach Class A Payout. Neither the Class B nor the Class A members are required to make any additional capital contributions to the Company under the terms of the Company’s operating agreement.

Income Taxes
No provision for federal or state income taxes has been provided for the Company, as the liability for such income taxes is the obligation of the Company’s members.

Reclassification
Certain amounts previously reported have been reclassified to conform to the December 31, 2002 presentation.

NOTE 3 – Convertible Debentures

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

NOTE 4 – Advances to and Membership Interests in Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC

Mountain Resort Holdings LLC

The Company’s membership interests in Mountain Resort Holdings, LLC were obtained on April 30, 2000 as a result of the recapitalization of Kirkwood Associates, Inc. Under the recapitalization plan, the net assets of Kirkwood Associates, Inc., excluding certain tax liabilities, were contributed to Mountain Resort Holdings, LLC and the stockholders of Kirkwood Associates, Inc. exchanged their capital stock for membership interests in Mountain Resort Holdings, LLC.

At both December 31, 2002 and 2001, the Company owned approximately 38% of each of the Series A common membership interests and the Series B preferred membership interests of Mountain Resort Holdings, LLC. The Company purchased its initial equity interests in Kirkwood Associates, Inc. on June 10, 1999 at a discount to book value of approximately $3,329,000. On April 30, 2000, the Company completed certain additional equity transactions in connection with the recapitalization of Kirkwood Associates, Inc. These transactions caused the net purchase discount to be reduced to approximately $2,812,000, such amount representing the net amount by which the Company’s share of the net equity reported by Mountain Resort Holdings, LLC exceeded the purchase price paid by the Company for such interests. This difference is being treated as a reduction to the depreciable assets recorded by Mountain Resort Holdings, LLC and is being amortized as a reduction of depreciation expense over 13 years. The amortization period represents the weighted average estimated useful life of the long-term assets owned by Mountain Resort Holdings, LLC. The Company’s allocated share of the net income (loss) of Mountain Resort Holdings, LLC detailed below is adjusted for depreciation expense reductions of $213,398 in each of the years ended December 31, 2002 and 2001 and $227,629 for the year ended December 31, 2000.

A summary of the Company’s membership interest in Mountain Resort Holdings, LLC from inception to December 31, 2002 is presented in the table below.

Initial capital contribution and advances	$6,750,000
Net loss from inception to December 31, 1999 (1)	(201,317)

Membership interests and advances at December 31, 1999	6,548,683
Capital contributions	486,515
Purchase of additional membership interests	408,241
Net loss for the year ended December 31, 2000 (1)	(390,191)
Distributions	(210,545)

Membership interests and advances at December 31, 2000	6,842,703
Net income for the year ended December 31, 2001	15,634
Distributions	(210,545)

Membership interests and advances at December 31, 2001	6,647,792
Net loss for the year ended December 31, 2002	(181,106)
Distributions	(638,412)

Membership interests and advances at December 31, 2002	$5,828,274

____________
(1) The Company’s allocated share of the net income (loss) of Mountain Resort Holdings, LLC for 2001 and 2000 was determined based upon its common and preferred equity interests in Mountain Resort Holdings, LLC during the respective years/periods. From June 10, 1999 to April 30, 2000, the Company owned approximately 71% of the outstanding preferred equity interests and approximately 16% of the outstanding common equity interests of Mountain Resort Holdings, LLC. After the recapitalization on April 30, 2000, discussed above, the Company held approximately 38% of both the outstanding preferred and common equity interests of Mountain Resort Holdings, LLC. The Company’s allocated share of the net income or loss of the resort is influenced principally by the Company’s percentage share of the outstanding common interests of the resort during the respective periods. Consequently, the Company was allocated a larger share of the operating results of Mountain Resort Holdings, LLC during the period May 1, 2000 to December 31, 2000 (approximately 38%) compared to the period January 1, 2000 to April 30, 2000 (approximately 16%). The period from January 1 to April 30 is generally considered peak season for U.S. based ski resorts. During the period January 1, 2000 to April 30, 2000, Mountain Resort Holdings, LLC reported net income of approximately $3.6 million compared to a net loss of approximately $3.3 million during the period May 1, 2000 to December 31, 2000.

The table below provides summarized financial data for Mountain Resort Holdings, LLC as of and for the years ended December 31, 2002, 2001 and 2000.

.	2002	2001	2000

Total assets	$ 49,117,000	$ 51,420,000	$ 49,054,000
Total liabilities	$ 28,931,000	$ 28,392,000	$ 24,624,000
Total equity	$ 20,186,000	$ 23,028,000	$ 24,430,000

Total revenues	$ 29,462,000	$ 29,597,000	$ 27,741,000
Total operating and other income and expenses	$ 30,336,000	$ 30,117,000	$ 27,464,000
Net income (loss)	$ (874,000)	$ (520,000)	$ 277,000

Mountain Springs Resort, LLC

The Company and a third party established Mountain Springs Resort, LLC as a 50/50 joint venture for the purpose of acquiring certain common and preferred equity interests in DSC/Purgatory, LLC. The Company and its joint venture partner provided cash funds totaling $6,800,000 to Mountain Springs Resort, LLC, each member having contributed $2,400,000 of equity and $1,000,000 in the form of loans. The loans earned interest at the rate of 11.5% annually until their maturity on November 1, 2001 whereupon both the Company and its joint venture partner converted their respective loan principal and accrued, but unpaid, interest ($1,121,260 each) into equity interests in Mountain Springs Resort, LLC.

A wholly owned subsidiary of Mountain Springs Resort, LLC, Durango Resort, LLC, was established to acquire 80% of the common membership interests and 100% of the Class B preferred membership interests of DSC/Purgatory, LLC at a cost of approximately $6,311,000, including transaction costs of approximately $311,000. Subsequently, Mountain Springs Resort, LLC contributed additional equity totaling $302,400 to DSC/Purgatory LLC to pay its share of costs associated with planning for the development of Mountain Springs Resort, LLC’s real estate.

The assets, liabilities and equity of DSC/Purgatory, LLC were contributed at estimated fair value. The acquisition of DSC/Purgatory, LLC was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the net identifiable assets of DSC/Purgatory, LLC, or approximately $311,000, was allocated to goodwill and was amortized over a period of 13 years, through December 31, 2001. The Company’s allocated share of the net loss of Mountain Springs Resort, LLC includes amortization expense for goodwill of $11,970 and $6,983 in 2001 and 2000, respectively. The amount amortized had been included in equity income(loss) as an offset to the Advances to and membership interests in Mountain Springs Resort, LLC. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the discontinuance of goodwill amortization was effective as of January 1, 2002.

The remaining equity interests of DSC/Purgatory, LLC, consisting of 20% of the common membership interests and 100% of the Class A preferred membership interests, are owned by a third party. The Class A preferred membership interests are senior to the other equity interests in DSC/Purgatory, LLC. Consequently, the Company’s economic interests in DSC/Purgatory, LLC are subordinate to the Class A member and have resulted in the Company recognizing a larger share of the net losses reported by DSC/Purgatory, LLC than would be the case if all equity interests were pari passu.

In October 2002, an existing owner and an unrelated third party contributed approximately $2.5 million to Mountain Springs. As a result of the capital contribution, EFG Kirkwood’s membership interest in Mountain Springs decreased from 50% to 33%. Mountain Springs used the proceeds from the additional capital contribution to exercise an option to purchase 51% of Durango Mountain Land Company, LLC, a real estate development company owning land in Durango, Colorado.

A summary of the Company’s advances to and membership interests in Mountain Springs Resort, LLC from inception to December 31, 2002 is presented in the table below.

Initial capital contribution	$ 700,000
Net loss from inception through December 31, 1999 (1)	(17,573)

Membership interests and advances at December 31, 1999	682,427
Capital contributions	2,700,000
Net loss for the year ended December 31, 2000 (1)	(2,373,950)

Membership interests and advances at December 31, 2000	1,008,477
Net loss for the year ended December 31, 2001	(231,472)

Membership interests at December 31, 2001	777,005
Net loss for the year ended December 31, 2002	(1,029,067)

Membership interests and advances at December 31, 2002	$ (252,062)

________
(1) Mountain Springs Resort, LLC purchased its interest in DSC/Purgatory, LLC effective May 1, 2000. The Company’s allocated share of net loss of Mountain Springs Resort, LLC prior to May 1, 2000 does not include any share of the income or loss from DSC/Purgatory, LLC.

As of December 31, 2002, the Company owns 33% of Mountain Springs Resort, LLC, which through a wholly owned subsidiary, Durango Resorts, LLC, owns 80% of the common membership interests and 100% of the Class B preferred membership interests of DSC/Purgatory, LLC. The operations of Mountain Springs Resort, LLC and Durango Resort, LLC are immaterial except for their investments in the entities as described above.

In accordance with equity method accounting, an equity investment may be reduced below zero if the investor has guaranteed obligations of the investee. During 2002, the Company’s investment in Mountain Springs Resort was reduced below zero as a result of the Company’s guarantee of a revolving line of credit for DSC/Purgatory LLC. (See Note 6).

The table below provides summarized financial data for DSC/Purgatory, LLC as of and for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000

Total assets	$ 28,491,000	$ 29,793,000	$ 27,971,000
Total liabilities	$ 22,534,000	$ 20,904,000	$ 19,188,000
Total equity	$ 5,957,000	$ 8,889,000	$ 8,783,000

Total revenues (2)	$ 15,198,000	$ 15,250,000	$ 5,008,000
Total operating and other income and expenses (2)	$ 17,834,000	$ 15,648,000	$ 9,725,000
Net loss (2)	$ (2,636,000)	$ (398,000)	$(4,717,000)
____________

(2) The Company became a member of DSC/Purgatory, LLC on May 1, 2000. Accordingly, amounts reflected for 2000 are for the period May 1, 2000 through December 31, 2000 and therefore excludes what is generally considered peak season for U.S. based ski resorts.

Due to the economic downturn in the tourism industry following September 11, 2001 terrorist attacks, the Company evaluated the fair value of its investments in the Resorts. The Company hired an independent third party appraiser who used a valuation model to determine the fair value of the investments in the Resorts, which included expected future cash flows from each of the Resorts. Based on the Company’s overall industry knowledge and the valuation performed by the appraiser, the Company concluded that no impairment of the Company’s investments in the Resorts was necessary as of December 31, 2002.

NOTE 5 – Related Party Transactions

The Company’s Class A and Class B members and its manager are affiliated. Semele Group Inc., through a wholly owned subsidiary, owns and controls the Company’s manager, AFG ASIT Corporation, as well as a controlling voting interest in each of the AFG Trusts.

The membership interests of the Company are owned as follows:

Class A membership interests	Percentage

AFG Investment Trust A Liquidating Trust	10%
AFG Investment Trust B Liquidating Trust	20%
AFG Investment Trust C	40%
AFG Investment Trust D	30%

Total Class A membership interests	100%

Class B membership interests

Semele Group Inc.	100%

NOTE 6 – Guarantee

On August 1, 2001, the Company entered into a guarantee agreement whereby EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Mountain Springs and a third party lender. Another investor in the ski resort also separately guarantees the payment obligation under the line of credit. The amount of the guarantee is equal to the outstanding balance of the line of credit which cannot exceed the principal balance of $3,500,000. The Company’s guarantee would require payment only in the event of default on the line of credit by DSC/Purgatory, LLC in an amount equal to amounts advanced less any amounts recovered from the other guarantor on the line. As of December 31, 2002, the outstanding balance on the line of credit was $2,550,000. The revolving line of credit is scheduled to mature in October 2004. During 2002, the Company’s investment in Mountain Springs Resort, LLC was reduced below zero as a result of the Company’s guarantee of the revolving line of credit. (See Note 4).

NOTE 7 – Members’ Capital Contributions and Distributions

In December 2002, the Company declared and made a $640,575 distribution to the Class A members, allocated in accordance with their respective membership interests. During 2002, the members made a $1,600 capital contribution to the Company in accordance with their respective membership interests.

During the year ended December 31, 2000, the members made capital contributions totaling $3,186,515 in accordance with their respective membership interests. The Company used these capital contributions to purchase additional ownership interests in Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC. (See Note 4).

NOTE 8 – Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.   The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  In October 2003, the FASB issued a Final FASB Staff Position deferring the effective date of FIN 46 for all public entities until the first interim or annual period ending after December 15, 2003. As such, FIN 46 will be effective for the Company as of December 31, 2003. Based on the recent release of this interpretation, the Company has not completed its assessment as to whether or not the adoption of this interpretation will have a material impact on its financial statements.

The Company is currently evaluating its investments in Mountain Resort Holdings LLC and Mountain Springs Resort LLC to determine if they meet the definition of a variable interest entity as defined in FIN 46. As of September 30, 2003, the Company’s maximum exposure of equity investments which could be effected by FIN 46 is $10.4 million, which represents the carrying value of the Company’s investments plus the outstanding balance on the revolving line of credit discussed in Note 6 above.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires an issuer to classify certain instruments with specific characteristics described in it as liabilities (or as assets in some circumstances). Specially, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer’s equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities.

In October 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS No. 150 to noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150 (e.g., noncontrolling interests in limited-life subsidiaries).  The FASB decided to defer the application of SFAS No. 150 to these noncontrolling interests until it could consider some of the resulting implementation issues associated with the measurement and recognition guidance for these noncontrolling interests.

<