Form 10-K/A
period 2002-12-31
AFG INVESTMENT TRUST C
filed 2004-01-21
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A
Amendment No. 2

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

Shares of Class A interests outstanding as of December 31, 2002 : 1,786,753
Shares of Class B interests outstanding as of December 31, 2002 : 3,024,740

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

EXPLANATORY NOTE

AFG Investment Trust C (the "Trust") hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Original Filing") filed with the Securities and Exchange Commission on March 31, 2003 and Form 10-K/A ("Amended Filing") filed with the Securities and Exchange Commission on December 15, 2003. Item 15 of Part IV is herein amended by amending Item 15(d) (ii) to include a predecessor auditors’ report for EFG Kirkwood LLC and adding Item 15(d) (iii) and Item 15(d) (iv) as set forth herein. Any Item in the Original Filing and Amended Filing not expressly changed hereby shall be as set forth in the Original Filing and Amended Filing. This report speaks as of the original and amended filing dates and, except as indicated, has not been updated to reflect events occurring subsequent to the original and amended filing dates.

This amendment to amend Item 15(d)(ii) is being filed with the Securities and Exchange Commission to refile the audited financial statements of EFG Kirkwood LLC as of and for the year ended December 31, 2002, and include the predecessor auditors’ report, as required by Regulation S - X Rule 309.

This amendment also adds Item 15(d) (iii) and Item 15(d) (iv) and is being filed with the Securities and Exchange Commission to file following audited financial statements, as required by Regulation S - X Rule 309:

-    DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)
Year ended April 30, 2003 and eleven months ended April 30, 2002

-    DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)
As of  May 31, 2001 and 2000

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
Date :January 21, 2004

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
Date: January 21, 2004

Certification:

I, Gary D. Engle, certify that:

1.    I have reviewed this annual report on Form 10-K/A Amendment No. 2 of AFG Investment Trust C;

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

4.    The registrant’s other certifying officer s and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.    The registrant’s other certifying officer s and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer s and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary D. Engle
Gary D. Engle
President of AFG ASIT Corporation,
the Managing Trustee of the Trust
(Principal Executive Officer)
January 21, 2004

Certification:

I, Richard K Brock, certify that:

1.    I have reviewed this annual report on Form 10-K/A Amendment No. 2 of AFG Investment Trust C;

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

4.    The registrant’s other certifying officer s and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.    The registrant’s other certifying officer s and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer s and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard K Brock
                       Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
January 21, 2004

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Exhibit
Number

99.1	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

99.2	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

(d) Financial Statement Schedules

(ii) Financial Statements for EFG Kirkwood, LLC as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 and Report of Independent Certified Public Accountants and Report of Predecessor Independent Auditors Auditors’ Report .

(iii) Consolidated Financial Statements for DSC/Purgatory, LLC (d/b/a Durango Mountain Resort) as of April 30, 2003 and 2002 and for the year ended April 30, 2003 and the eleven months ended April 30, 2002 with Report of Independent Certified Public Accountants.

(iv) Consolidated Financial Statements for DSC/Purgatory, LLC (d/b/a Durango Mountain Resort) as of May 31, 2001 and 2000 together with Report of Independent Certified Public Accountants.

Item 15(d) (ii)

EFG Kirkwood LLC
Financial Statements

EFG Kirkwood LLC

Report of Independent Certified Public Accountants

To EFG Kirkwood LLC

We have audited the accompanying statement of financial position of EFG Kirkwood LLC as of December 31, 2002, and the related statements of operations, changes in members’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  the financial statements referred to above present fairly, in all material respects, the financial position of EFG Kirkwood LLC at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Tampa, Florida
July 25, 2003

INDEPENDENT AUDITORS' REPORT

To the Members
EFG Kirkwood LLC

We have audited the accompanying statements of operations, members’ capital, and cash flows of EFG Kirkwood LLC (a limited liability company) for the year ended of December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EFG Kirkwood LLC for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/S/ Moss Adams LLP

Stockton, California
April 12, 2002

EFG Kirkwood LLC
STATEMENTS OF FINANCIAL POSITION
December 31,

.	2002	2001

ASSETS		(unaudited	)

Cash	$1,690	$--
Advances to and membership interests in:
Mountain Resort Holdings, LLC	5,828,274	6,647,792
Mountain Springs Resort, LLC	--	777,005

Total assets	$5,829,964	$7,424,797

LIABILITIES

Advances to and membership interests in Mountain Springs Resort, LLC	252,062	--

Total liabilities	252,062	--

MEMBERS’ CAPITAL

Members’ capital:
Class A	5,577,902	7,424,797
Class B	--	--

Total members’ capital	5,577,902	7,424,797

Total liabilities and members’ capital	$5,829,964	$7,424,797

The accompanying notes are an integral part of the financial statements.

EFG Kirkwood LLC
STATEMENTS OF OPERATIONS
For the years ended December 31,

. . . . .	. . . . 2002	. . . . 2001	. . . . 2000

		(unaudited )
Income (loss) from advances to and membership interests in: Mountain Resort Holdings, LLC	$ (181,106)	$ 15,634	$ (390,191)
Mountain Springs Resort, LLC	(1,029,067)	(231,472)	(2,373,950)

Loss from advances to and membership interests	(1,210,173)	(215,838)	(2,764,141)

General and administrative expense ....	(1,700)	--	--
Interest income (expense)	3,953	(4,282)	(8,567)

Net loss	$(1,207,920)	$(220,120)	$(2,772,708)

The accompanying notes are an integral part of the financial statements.

EFG Kirkwood LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the years ended December 31, 2002, 2001 and 2000

. .	Class A Membership Interests	Class B Membership Interests	Total

Members’ capital at December 31, 1999 (unaudited)	$ 6,700,000	$ 531,110	$ 7,231,110

Members’ capital contributions	3,186,515	--	3,186,515
Net loss for the year ended December 31, 2000	(2,241,598)	(531,110)	(2,772,708)

Members’ capital at December 31, 2000	7,644,917	--	7,644,917
Net loss for the year ended December 31, 2001 (unaudited)	(220,120)	--	(220,120)

Members’ capital at December 31, 2001 (unaudited)	7,424,797	--	7,424,797

Members’ cash distribution	(640,575)	--	(640,575)

Members’ capital contribution	1,600	--	1,600
Net loss for the year ended December 31, 2002	(1,207,920)	--	(1,207,920)

Members’ capital at December 31, 2002	$5,577,902	$--	$5,577,902

The accompanying notes are an integral part of the financial statements.

EFG Kirkwood LLC

STATEMENTS OF CASH FLOWS
For the years ended December 31,

. . . .	. . . . 2002	2001	. . . . 2000
		(unaudited )

Net loss	$(1,207,920)	$(220,120)	$(2,772,708)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from advances to and membership interests in:
Mountain Resort Holdings, LLC	181,106	(15,634)	390,191
Mountain Springs Resort, LLC	1,029,067	231,472	2,373,950
Distributions from Mountain Resort Holdings, LLC	638,412	210,545	210,545
Changes in assets and liabilities:
Increase (decrease) in interest payable, net	--	(8,567)	8,567

Net cash provided by (used in) operating activities	640,665	197,696	210,545

Cash flows provided by (used in) investing activities:
Purchase of membership interests in:
Mountain Resort Holdings, LLC	--	--	(894,756)
Mountain Springs Resort, LLC	--	--	(1,700,000)
Advances to Mountain Springs Resort, LLC	--	--	(1,000,000)

Net cash provided by (used in) investing activities	--	--	(3,594,756)

Cash flows provided by (used in) financing activities:
Proceeds from note payable	--	--	408,241
Principal payments of note payable	--	(197,696)	(210,545)
Members’ cash distribution	(640,575)	--	--
Members’ capital contributions	1,600	--	3,186,515

Net cash (used in) provided by financing activities	(638,975)	(197,696)	3,384,211

Net change in cash and cash equivalents	1,690	--	--
Cash and cash equivalents at beginning of year	--	--	--

Cash and cash equivalents at end of year	$1,690	$--	$--

Other non-cash activities :

Interest earned on convertible debentures (Note 3)	$--	$--	$26,278
Principal on convertible debentures (Note 3)	$--	$--	$1,000,000
Conversion of principal and accrued, but unpaid, interest on convertible debentures to equity interests in Mountain Resort Holdings, LLC (Note 3) but	$--	$--	$(1,059,125)
Interest earned on note receivable (Note 4)	$--	$102,001	$19,259
Recovery of principal on note receivable (Note 4)	$--	$1,000,000	$--
Exchange of principal and accrued, but unpaid, interest on note receivable for equity interests in Mountain Springs Resort, LLC (Note 4)	$--	$ (1,121,260)	$--

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

__________
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

The table below provides summarized financial data for Mountain Resort Holdings, LLC as of and for the years ended December 31, 2002, 2001 and 2000.

.	2002	2001	2000

Total assets	$49,117,000	$51,420,000	$49,054,000
Total liabilities	$28,931,000	$28,392,000	$24,624,000
Total equity	$20,186,000	$23,028,000	$24,430,000

Total revenues	$29,462,000	$29,597,000	$27,741,000
Total operating and other income and expenses	$30,336,000	$30,117,000	$27,464,000
Net income (loss)	$(874,000)	$(520,000)	$277,000

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

The table below provides summarized financial data for DSC/Purgatory, LLC as of and for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000

Total assets	$ 28,491,000	$ 29,793,000	$ 27,971,000
Total liabilities	$ 22,534,000	$ 20,904,000	$ 19,188,000
Total equity	$ 5,957,000	$ 8,889,000	$ 8,783,000

Total revenues (2)	$ 15,198,000	$ 15,250,000	$ 5,008,000
Total operating and other income and expenses (2)	$ 17,834,000	$ 15,648,000	$ 9,725,000
Net loss (2)	$ (2,636,000)	$ (398,000)	$ (4,717,000)
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

Item 15(d) (iii)

Consolidated Financial Statements

DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)

Year ended April 30, 2003 and eleven months ended April 30, 2002 with Report of Independent Certified Public Accountants

DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)

Consolidated Financial Statements

Year ended April 30, 2003 and eleven months ended April 30, 2002

Report of Independent Certified Public Accountants

The Members
DSC/Purgatory, LLC

We have audited the consolidated balance sheets of DSC/Purgatory, LLC (a Colorado limited liability company d/b/a Durango Mountain Resort) as of April 30, 2003 and 2002 and the related consolidated statements of operations, members’ capital (deficit) and cash flows for the year ended April 30, 2003 and for the eleven months ended April 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DSC/Purgatory, LLC at April 30, 2003 and 2002, and the consolidated results of its operations and cash flows for the year ended April 30, 2003 and for the eleven months ended April 30, 2002, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

July 30, 2003,
except for Note 9, as to which the date is
November 19, 2003

DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)

Consolidated Balance Sheets

	April 30
	2003	2002

Assets
Current assets:
Cash	$511,338	$1,305,516
Accounts receivable, net of allowance for doubtful accounts of $18,225 and $77,358, respectively	312,907	793,095
Accounts receivable – related parties	124,869	296,024
Inventory and supplies	488,764	609,861
Prepaid expenses	359,572	139,991
Entitlement note receivable – related party	1,158,996	–
Current portion of note receivable – related party	39,537	–

Total current assets	2,995,983	3,144,487

Property and equipment:
Land, buildings and improvements	9,609,127	8,818,057
Ski lifts and trails	9,229,376	8,395,729
Machinery and equipment	3,754,984	3,983,921
Construction in progress	–	14,023

Subtotal	22,593,487	21,211,730
Accumulated depreciation	(5,315,659)	(3,601,905)

Total property and equipment, net	17,277,828	17,609,825

Note receivable – related party	460,463	500,000
Real estate development costs	1,146,305	1,963,856
Restricted cash and investments	1,958,744	3,575,690
Special use permit, net of accumulated amortization of $90,900 and $60,613, respectively	1,120,440	1,148,204
Other assets, net of accumulated amortization of $66,975 and $24,525, respectively	661,591	823,230

Total assets	$25,621,354	$28,765,292

	April 30
	2003	2002

Liabilities and members’ capital
Current liabilities:
Accounts payable	$1,797,785	$1,473,747
Accounts payable – related parties	60,943	83,542
Deferred revenue	854,014	690,689
Line of credit	725,000	126,000
Accrued expenses and other current liabilities	1,207,903	1,290,818
Current portion of bonds, notes payable and obligations under capital leases	1,104,797	1,017,451

Total current liabilities	5,750,442	4,682,247
Bonds, notes payable and obligations under capital leases	11,899,753	12,974,874

Total liabilities	17,650,195	17,657,121

Commitments and contingencies
Minority interest	200	200

Members’ capital:
Duncan Interests	6,394,192	7,122,395
Durango Resorts, LLC	1,576,767	3,985,576

Total members’ capital	7,970,959	11,107,971

Total liabilities and members’ capital	$25,621,354	$28,765,292

See accompanying notes.

DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)

Consolidated Statements of Operations

	Year ended April 30 2003	Eleven months ended April 30 2002

Revenues:
Lift operations	$6,674,589	$7,330,090
Commercial and other mountain	5,480,298	5,502,462
Other	2,526,603	1,174,716

	14,681,490	14,007,268

Operating expenses:
Lift operations	3,041,494	2,881,157
Commercial and other mountain	4,935,544	4,224,377
General administrative and marketing	4,954,851	4,550,578
Depreciation and amortization	1,892,372	1,730,382
Other	1,593,564	1,099,867

Total operating expenses	16,417,825	14,486,361

Loss from operations	(1,736,335)	(479,093)

Interest expense, net	896,677	1,023,310

Net loss	$(2,633,012)	$(1,502,403)

See accompanying notes.

DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)

Consolidated Statements of Members’ Capital (Deficit)

	Duncan Interests			Durango Resorts, LLC

	Class A Preferred	Common	Total Duncan	Class B Preferred	Common	Total Durango Resort, LLC	Total

Balances at May 31, 2001	$7,500,000	$ (77,125)	$7,422,875	$6,000,000	$ (812,501)	$5,187,499	$12,610,374
Net loss	–	(300,481)	(300,481)	–	(1,201,922)	(1,201,922)	(1,502,403)

Balances at April 30, 2002	7,500,000	(377,606)	7,122,394	6,000,000	(2,014,423)	3,985,577	11,107,971
Distributions	–	(201,600)	(201,600)	–	(302,400)	(302,400)	(504,000)
Net loss	–	(526,602)	(526,602)	–	(2,106,410)	(2,106,410)	(2,633,012)

Balances at April 30, 2003	$7,500,000	$(1,105,808)	$6,394,192	$6,000,000	$(4,423,233)	$1,576,767	$ 7,970,959

See accompanying notes.

DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)

Consolidated Statements of Cash Flows

	Year ended April 30 2003	Eleven months ended April 30 2002

Cash flows from operating activities
Net loss	$(2,633,012)	$(1,502,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,892,372	1,730,382
Bond discount amortization	15,684	279,366
Loss on disposal of assets	164,378	205,430
Changes in assets and liabilities:
Accounts receivable	480,188	(367,858)
Accounts receivable – related parties	171,155	(134,024)
Inventory and supplies	121,097	(214,413)
Prepaid expenses	(219,581)	112,977
Real estate development costs	(435,354)	(1,298,280)
Other assets	119,189	(5,995)
Accounts payable	324,038	1,195,620
Accounts payable – related parties	(22,599)	(37,128)
Deferred revenue	163,325	165,290
Accrued expenses and other current liabilities	(82,915)	98,877

Net cash (used in) provided by operating activities	(352,126)	227,841

Cash flows from investing activities
Additions to property and equipment	(1,654,535)	(950,216)
Proceeds from sale of property	–	99,500

Net cash used in investing activities	(1,654,535)	(850,716)

Continued on next page.

DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)

Consolidated Statements of Cash Flows (continued)

	Year ended April 30 2003	Eleven months ended April 30 2002

Cash flows from financing activities
Proceeds from line of credit	$3,224,000	$2,673,025
Payments on line of credit	(2,625,000)	(2,547,025)
Proceeds from Series 2001 bonds	–	11,685,613
Payments on note payable	(265,035)	(319,881)
Payments on Series 2001 bonds	(670,000)	(163,750)
Payments on Series 1989 bonds	–	(9,256,950)
Payments on capital leases	(68,428)	(63,330)
Decrease (increase) in restricted cash	1,616,946	(2,118,659)

Net cash provided by (used in) financing activities	1,212,483	(110,957)

Net decrease in cash and cash equivalents	(794,178)	(733,832)
Cash and cash equivalents, beginning of period	1,305,516	2,039,348

Cash and cash equivalents, end of period	$511,338	$1,305,516

Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$982,526	$1,234,484

Supplemental schedules of non-cash activity
Distributions	$504,000	$–

Change in entitlement note receivable	$(1,662,996)	$–

Change in real estate development costs	$1,252,905	$–

ElkPoint note receivable for sale of building	$–	$500,000

Forgiveness of accounts payable related party	$–	$75,043

See accompanying notes.

DSC/Purgatory, LLC
(d/b/a Durango Mountain Resort)

Notes to Consolidated Financial Statements

April 30, 2003

1. Ownership and Operations

DSC/Purgatory, LLC, is a Colorado limited liability company doing business as Durango Mountain Resort (the Company or the Resort). The Company is the owner and operator of a year-round resort community located on 100 acres approximately 25 miles north of Durango, Colorado.

Operations are varied and seasonal and include:

•    Alpine and Nordic skiing and related programs
•    Rental program and property management
•    Rental and retail shops
•    Restaurants, catering and conventions
•    Adventure programs ranging from equestrian, mountain biking, fly fishing, hiking, climbing, and miniature golf
•    Real estate development and sales

The ownership and associated interests of each Company member is as follows:

	Common	Preferred Class A	Preferred Class B

Durango Resorts, LLC (Durango)	80%	–%	100%
Duncan Interests:
T-H Land Company, LLP (T-H)	13	65	–
Hermosa Partners, LLP (Hermosa)	5	25	–
Duncan Mountain, Inc. (DMI)	2	10	–

Totals	100%	100%	100%

1. Ownership and Operations (continued)

T-H, Hermosa, and DMI are related to each other through common ownership and collectively referred to as the Duncan Interests.

The profits and losses of the Company are allocated to the members based upon their respective common ownership interests. If any cash distributions are declared, the Class A preferred interests are entitled to a priority distribution of $7.5 million followed by the Class B preferred interest, which is then entitled to a priority cash distribution of $6 million. After the priority distributions have been made, the Class A and Class B preferred interests will share pari passu distributions until each has received a 6% compounded, cumulative preferred return. After the priority and preferred distributions, any additional distributions shall be based upon the common ownership interests.

ElkPoint Development, LLC

During the year ended May 31, 2001, the Company formed ElkPoint Development, LLC (ElkPoint), as a wholly owned subsidiary of the Company. ElkPoint is primarily engaged in real estate sales and development on a 1.4-acre parcel adjacent to the core village (the ElkPoint Parcel).

ElkPoint was initially capitalized with approximately $750,000 in assets consisting of a clubhouse ($550,000), land ($50,000), and utility taps ($150,000). The ElkPoint Parcel was subdivided into 14 residential townhome lots and one commercial lot upon which the existing building is located. Elkpoint has incurred and capitalized $349,364 and $472,302 as of April 30, 2003 and 2002, respectively, on development, engineering and architectural costs related to the development and construction of the ElkPoint parcel.

During the eleven-month period ended April 30, 2002, ElkPoint sold a clubhouse and one utility tap to the Master Owners Association (MOA) for $500,000 for use as a clubhouse resulting in a loss of approximately $55,000. The MOA is an association of the resort condominium owners. In conjunction with the sale, the MOA issued a $500,000 note payable that accrues interest at 5% annually. The note requires monthly interest-only payments through May 2003 and monthly principal and interest payments thereafter through the May 2013 maturity date. ElkPoint recorded $24,958 and $28,531 in interest income related to the note payable in 2003 and 2002, respectively.

1. Ownership and Operations (continued)

As of April 30, 2002, ElkPoint had entered into an agreement to sell seven phase II townhome lots and utility taps to San Juan Mountain Investments, LLC (SJMI), a developer, for approximately $750,000. As payment, SJMI placed approximately $258,000 in escrow at closing, with the balance to be paid in increments as each constructed townhome is sold to a buyer. Thus, no revenue was recognized as of April 30, 2002, for the sale and the $258,000 deposit was recorded as deferred revenue. The sales agreement also included an option to purchase seven phase I townhome lots.

During 2003, SJMI sold all of the phase II townhome lots to third party buyers, at which time ElkPoint recorded as revenue the $258,000 deposit along with the additional cash proceeds from SJMI of approximately $492,000.

Also during 2003, SJMI exercised its option to purchase the seven phase I townhome lots. As part of this sale, Elkpoint received and recorded as revenue $497,000 for sale of the land and utility taps. Additionally, as part of the sales agreement, ElkPoint was to be reimbursed for all costs incurred related to the improvement of the land of approximately $175,000 plus additional cash proceeds of approximately $280,000 to be received upon SJMI’s sale of the townhome lots to third-party buyers. As of April 30, 2003, none of these lots had been sold to third-party buyers.

Durango Mountain Realty, LLC

During the year ended May 31, 2001, the Company and an unrelated third party formed Durango Mountain Realty, LLC (Realty), an 80% owned subsidiary of the Company. All profits and losses of Realty are allocated 100% to the Company, after deducting employment compensation of the other member. Realty is primarily engaged in the marketing and sale of real estate in the Resort and Durango area. The investment by the related party is recorded as minority interest.

Realty recorded $145,454 and $185,000 as of April 30, 2003 and 2002, respectively, as restricted cash and deferred revenue related to deposits received from third-party buyers of real estate.

1. Ownership and Operations (continued)

Durango Mountain Land Company, LLC

In May 2000, Durango signed an option agreement (Option I) with T-H to purchase a 51% interest in approximately 500 acres of unentitled real estate owned by T-H surrounding the Resort. To proceed with real estate development on the 500 Option I acres and the 100 acres owned by the Resort, the Company initiated certain entitlement and master planning (Entitlement) activities. In conjunction with Option I, Durango and T-H contributed a total of $504,000 toward initial Entitlement costs, which were originally recorded as capital contributions by the Company. The costs were paid 60% by Durango and 40% by T-H or $302,400 and $201,600, respectively ($504,000, in total).

In fiscal year 2003, Durango exercised Option I by paying T-H approximately $2.5 million. In conjunction with the exercise of this option, Durango and T-H formed Durango Mountain Land Company, LLC (Landco). On October 25, 2002, Durango and T-H signed an operating agreement in which it was agreed that Landco would acquire, develop, and otherwise operate this real estate. Additionally as part of this agreement, DSC/Purgatory agreed to reimburse Durango and T-H for their original capital contributions of $302,400 and $201,600, respectively.

Pursuant to the operating agreement, Durango and Landco agreed to allocate 84% of the real estate development costs already incurred in excess of the initial $504,000 to Landco and 16% to the Resort. The total payable of $504,000 due to Durango and T-H was netted against the outstanding receivable from Landco in 2003.

2. Significant Accounts and Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its two subsidiaries, ElkPoint Development, LLC, and Durango Mountain Realty, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Significant Accounts and Policies (continued)

Change in Presentation

Historically, the Resort reported on a fiscal year ending May 31. Effective with the 2002 fiscal year, the Resort changed its year end to April 30; therefore, the financial statements for the period just completed are of and as for the twelve months ended April 30, 2003 and the comparative prior year are as of and for the eleven months ended April 30, 2002.

Reclassification

Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

The Company and its subsidiaries are limited liability companies; therefore, the income tax results and activities flow directly to, and are the responsibility of the Members. As a result, the accompanying consolidated financial statements do not reflect a provision for federal or state income taxes.

Restricted Cash and Investment

The Company maintains reserve funds to secure future bond service obligations as required under the bond agreements. Amounts on deposit in the reserve funds will be transferred to the bond trustee, as needed, to cover any qualified resort improvements, operating expenses (under limited conditions), and deficiencies in required bond service payments. Reserve funds held are invested in U.S. governmental securities. The Company has the positive intent and ability to hold all of its investment securities to maturity and does not engage in trading or sales activity relating to these investments. These investments are classified as held to maturity and are recorded at amortized cost, which approximates their fair value.

2. Significant Accounts and Policies (continued)

Other amounts held as current restricted cash include, reserves under various insurance and sales contracts.

Components of restricted cash and investments are as follows:

	April 30
	2003	2002

Bond funds:
Construction (available for future qualifying Resort improvements)	$683,609	$1,540,466
Sinking reserve	1,184,500	1,191,360
Operating reserve (available for operations under limited conditions)	90,000	700,000
Property tax	–	80,933
Cost of issuance	635	62,931

Total	$1,958,744	$3,575,690

Accounts Receivable and Related Allowances

Accounts receivable consists mostly of trade and vacation wholesaler receivables primarily related to the most recent winter season. The allowance for doubtful accounts is based on an analysis of all receivables for possible impairment issues and historical write-off percentages. Account balances are written off when deemed uncollectible.

Inventory

Inventory consists primarily of retail clothing, ski equipment, and food and beverage inventories. Inventories are valued at the lower of cost or market value, generally using the average cost method, on a first-in, first-out basis.

2. Significant Accounts and Policies (continued)

Property, Equipment and Special Use Permit

The Company owns approximately 100 acres of the base area land including approximately 35,000 square feet of commercial facilities in the village plaza. The Company also has a significant investment in ski trails, lifts and related assets located on land leased from the United States Forest Service (USFS) under a special use permit (including two restaurant facilities on USFS land containing an aggregate of approximately 15,000 square feet of commercial space). The special use permit was renewed in 1999 for a 40-year term, which expires in 2039. The special use permit is included in other assets in the accompanying consolidated financial statements as of April 30, 2003 and 2002, at approximately $1,120,440 and $1,148,000, respectively, net of accumulated amortization.

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Useful Lives in Years

Buildings and improvements	5 to 40
Ski lifts and trails	10 to 40
Machinery and equipment	3 to 15

Impairment of Long-Lived Assets and Intangibles

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting For the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , and requires that one accounting impairment model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

2. Significant Accounts and Policies (continued)

In connection with SFAS 144, the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. If the review reveals an impairment as indicated based on undiscounted cash flows, the carrying amount of the related long-lived assets or identifiable intangibles are adjusted to fair value. There has been no impairment of the Company’s long-lived assets or identifiable intangibles.

Real Estate Development Costs

The Company has been involved in real estate entitlement activity over the last 36 months. This entitlement activity primarily involves the approximate 100 acres owned by the Resort and the approximate 500 acres owned by Landco. The Company pays certain real estate development expenses on behalf of Landco and records these as a related party accounts receivable on the balance sheet, accruing simple interest at 9% (Entitlement Note). The Company capitalizes development costs related to its 100 acres when it clearly relates to the acquisition, development, and construction of the real estate project. Capitalized development costs were $435,354 and $1,298,280 for the year ended April 30, 2003 and the eleven months ended April 30, 2002, respectively. These costs are recorded on the consolidated balance sheets as real estate development costs.

Accounts Payable

Accounts payable balances represent trade obligations associated with the most recent winter season and preparation for the summer season. Upon presentation for payment, they will be funded through available cash balances or the Company’s line of credit.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short-term maturities of these assets and liabilities.

The carrying amount of the Company’s short-term and long-term debt and note receivables approximates fair value.

2. Significant Accounts and Policies (continued)

Estimates and Assumptions

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

Other Assets

Other assets consist primarily of debt issuance costs and deferred finance charges, which are amortized over the life of the related obligation. These costs total approximately $373,000 and $433,000, net of accumulated amortization, as of April 30, 2003 and 2002, respectively. The remaining balances in the April 2002 account relates to capitalized tap fees held by ElkPoint that were subsequently sold.

Revenue Recognition

The Resort’s revenues are derived from a wide variety of sources, including sales of lift tickets, ski school tuition, dining, retail stores, equipment rentals, hotel management operations, travel reservation commissions, and commercial property rentals, and are recognized as services are performed.

The Resort records deferred revenue related to the sale of season ski passes, deposits relating to the sale of real estate, and proceeds placed in escrow pending future release events. The number of visits by season pass holders is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate. Real estate sales and related costs of sales are recognized when the deferral release events, generally transfer of title, are triggered.

2. Significant Accounts and Policies (continued)

The following table outlines the deferred revenue as of April 30, 2003 and 2002.

	April 30
	2003	2002

Real estate sales:
ElkPoint	$–	$258,000
Realty	145,454	185,500
Hotel deposits	65,609	–
Season pass	642,951	247,189

	$854,014	$690,689

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were approximately $827,000 and $878,000 for the periods ended April 30, 2003 and 2002, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	April 30
	2003	2002

Payroll and vacation obligations	$409,550	$387,444
Seasonal trade accruals	231,257	357,000
Airline guarantee	176,000	242,082
Advance deposits	–	143,216
Interest expense	72,137	77,000
Pending litigation	70,486	60,000
Property taxes	98,548	17,788
Special use permit fees	140,626	4,001
Other	9,299	2,287

	$1,207,903	$1,290,818

3. Liquidity

The Resort has historically generated net losses and working capital deficits. Such losses and working capital deficits, as well as amounts required to fund its capital expenditures, have been funded through related party borrowings and capital contributions from Members. Management believes that the cash on hand, cash flow from operations, and repayment from related parties will provide adequate working capital to fund its future activities.

4. Debt

Long-term debt consists of the following:

	April 30
	2003	2002

Series 2001A Recreational Facilities Revenue Bonds (RFRB), tax exempt interest at 6.875%, with a maturity date of February 2012, with principal payments deferred until 2007, interest payments submitted to the trustee on a quarterly basis, secured in parity by certain real property and assets of the Company. The outstanding balance is net of a $137,000 unamortized discount at April 30, 2003.
	$ 8,707,829	$ 8,692,169

Series 2001B Recreational Facilities Revenue Bonds (RFRB), interest of 9% with a maturity date of February 2006, interest and principal payments are submitted to the trustee on a quarterly basis, secured in parity by certain real property and assets of the Company.	2,166,250	2,836,250

Note payable to a third party, interest at prime plus 1%, (5.25% at April 30, 2003); principal and interest payable in December, January, February, March and April each year with unpaid principal due on maturity, April 1, 2008. Secured by certain assets of the Company.	1,480,107	1,726,823

4. Debt (continued)

Long-term debt consists of the following:

	April 30
	2003	2002

Mortgage payable, interest at 8%, principal and interest payable monthly with unpaid principal due on maturity, October 1, 2016 Secured by the underlying real estate.	$ 462,313	$ 480,632
Capital lease obligations at interest rates ranging from 6.9% to 10.7%.	188,051	256,451

Total debt	13,004,550	13,992,325
Less current portion	1,104,797	1,017,451

Long-term portion of debt	$11,899,753	$12,974,874

The RFRB agreements include various covenants and restrictions, the most restrictive of which relates to limits on the payment of dividends, capital expenditures, financial ratios, and the incurrence or guarantee of additional debt. Additionally, the Company must engage an independent consultant to make recommendations with respect to pricing and charges if Net Cash Flow, as defined, of the Company in any fiscal year is less than 115% of the principal and interest on all outstanding bonds, purchase money debt, and additional indebtedness which become due in such fiscal year. The cash flows for the year ended April 30, 2003, totaled less than 115%; therefore, an independent consultant was engaged to evaluate the Company’s pricing structure. The independent consultant’s report was delivered to the trustee of the bondholders, which concluded that the Company was not in violation of the restrictive covenant.

The Company finances a portion of its machinery and equipment under capital lease obligations at interest rates ranging from 6.9% to 10.7%. Amortization of assets recorded under capital leases is included in depreciation expense.

4. Debt (continued)

Following is a summary of future principal payments on outstanding debt and capital leases as of April 2003:

	Capital Leases	Debt	Total

2004	$91,808	$1,012,989	$1,104,797
2005	91,808	1,080,450	1,172,258
2006	28,450	1,213,830	1,242,280
2007	–	1,505,852	1,505,852
2008	–	1,613,269	1,613,269
Thereafter	–	6,390,109	6,390,109

	$212,066
Less amounts representing interest	24,015		24,015

PV of future minimum lease payments	188,051	$12,816,499	$13,004,550

Less current portion	76,178

Long-term capital lease obligations	$111,873

Line of Credit

The Company maintains a $3.5 million seasonal line of credit with a local bank. Interest on the line is accrued at prime plus 1% (5.25% at April 30, 2003) and paid monthly. The line must be paid to zero for 30 days each annual period. The line matures each August, at which time it automatically renews unless terminated by either party. Senior collateral for the line consists of the 30,000 square foot commercial space in the Village Center building and certain real property and assets of the Company on parity with the municipal bond indebtedness. As of April 30, 2003 and 2002, the Company’s outstanding balance under its seasonal line of credit totaled approximately $725,000 and $126,000, respectively.

5. Commitments and Contingencies

During the normal course of its operations, the Resort has been named a defendant in several ski-related lawsuits that the Company and its insurance carriers are actively contesting. In management’s opinion, the outcome of these disputes, net of insurance recoveries, will not have a significant effect on the Resort’s financial position or results of operations.

The Resort leases office and other facilities and certain equipment under long-term operating leases. Total rent expense for all operating leases for the periods ended April 30, 2003 and 2002, was approximately $234,000 and $157,000, respectively. Aggregate future minimum rental commitments under noncancellable operating leases are as follows:

2004	$234,000
2005	85,000
2006	85,000

Total	$404,000

From year to year, the Resort has executed agreements with airline companies to provide direct flights to Durango. These agreements require the Resort to guarantee specified minimum airline revenue. In 2003, the Resort only executed one guarantee agreement from Houston for which the maximum amount due under the agreement was $200,000. As of April 30, 2003, the Resort has recorded a payable of $176,000 related to this guarantee. The Resort does not plan on executing any future agreements with airline companies.

6. Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS 145). This statement rescinds SFAS 4, SFAS 44, and SFAS 64. In addition, it also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect adoption of SFAS 145 to have a material impact, if any, on its financial position or results of operations.

6. Recently Issued Accounting Pronouncements (continued)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) . This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company does not expect adoption of SFAS 146 to have a material impact, if any, on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation– Transition and Disclosure (SFAS 148), an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 will not have any impact on the Company’s financial statements.

7. Related Party Transactions

Following are the related party accounts included in the accompanying consolidated balance sheet:

	Receivable		Payable
	April 30 2003	April 30 2002	April 30 2003	April 30 2002

Duncan	$–	$66,164	$–	$(1,573)
Durango	–	36,178	–	(26,471)
Landco	1,158,996	–	(16,049)	–
MOA	500,000	500,000	–	–
Other affiliates	124,869	193,682	(44,894)	(55,498)

Totals	$1,783,865	$796,024	$(60,943)	$(83,542)

7. Related Party Transactions (continued)

Amounts receivable are from affiliated homeowner’s associations, rental program participants, commercial space lessees and Landco. The notes receivable are from the MOA (an affiliated homeowner’s association) and Landco (the entitlement note receivable – related party). Amounts payable are to affiliated condo owners and Landco.

Insurance coverage is purchased through an insurance agency in which Duncan has a financial interest. Payments under such insurance contracts were approximately $82,000 and $74,000 for the periods ended April 30, 2003 and 2002, respectively.

The Landco receivable is an unsecured promissory note which bears simple interest at nine percent (9%) per annum and is payable in full on April 30, 2008.

The MOA receivable is a promissory note, secured by the building purchased by MOA, which bears simple interest at five percent (5%) per annum and is payable in installments until June 14, 2013.

8. Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan covering all employees over 21 years of age that meet certain experience requirements. The Company matches employee contributions based upon a set formula. In addition, each year management determines discretionary contributions to be made by the Company. For the periods ended April 30, 2003 and 2002, employer contributions to the plan totaled $32,219 and $24,874, respectively.

9. Subsequent Events

Subsequent to year-end on September 4, 2004, the Company agreed to the sale of all developable parcels within the 100 acres that it owns to Landco for approximately $2.2 million. The Company received a refundable $500,000 deposit (subject to a fairness appraisal) and a non-recourse promissory note bearing interest at 7% per annum. Interest is payable quarterly, with principal payments equal to at least 50% of the net sales proceeds received by Landco on the subsequent sale of the property sold. The deferred portion of the purchase price shall be secured by a first priority deed of trust on the property sold.

On November 19, 2003, Landco paid the outstanding balance on the Entitlement Note plus all accrued and unpaid interest.

10. Quarterly Results of Operations (UNAUDITED)

	Three Months Ended July 31, 2002	Three Months Ended October 31, 2002	Three Months Ended January 31, 2003	Three Months Ended April 30, 2003

Total revenues	$732,903	$1,352,447	$6,815,307	$5,780,833
Total expenses	` 3,063,984	3,566,440	6,449,190	4,234,888

Net income (loss)	$(2,331,081)	$(2,213,993)	$366,117	$1,545,945

	Two Months Ended July 31, 2001	Three Months Ended October 31, 2001	Three Months Ended January 31, 2002	Three Months Ended April 30, 2002

Total revenues	$801,989	$409,866	$5,842,889	$6,952,524
Total expenses	2,155,923	2,873,300	5,254,079	5,226,369

Net income (loss)	$(1,353,934)	$(2,463,434)	$588,810	$1,726,155

Item 15(d) (iv)

DSC/PURGATORY, LLC
(DBA DURANGO MOUNTAIN RESORT)

Consolidated Financial Statements
As Of May 31, 2001, 2000 And 1999

Together With Report Of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THIS REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP
AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT
TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS", ISSUED BY THE U.S.
SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT INCLUDES
REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANICAL
STATEMENTS FOR THE YEAR ENDED MAY 31, 1999.

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

/s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
August 31, 2001.

DSC/PURGATORY, LLC
(dba DURANGO MOUNTAIN RESORT)
CONSOLIDATED BALANCE SHEETS

(See Notes 1 and 2)

	May 31,	May 31,
ASSETS	2001	2000
----------------------------------------------------

CURRENT ASSETS:
Cash and cash equivalents	$2,039,348	$3,268,448
Restricted cash and investments	493,405	226,708
Accounts receivable, net of allowance for doubtful
accounts of $13,200 and $13,000, respectively	587,237	466,631
Inventory and supplies, at cost	395,448	430,230
Prepaid expenses	252,968	229,117

Total current assets	3,768,406	4,621,134

PROPERTY AND EQUIPMENT, at cost:
Land, buildings and improvements	9,122,056	8,874,174
Ski lifts and trails	8,382,687	4,795,139
Machinery and equipment	3,596,764	2,782,788
Construction-in-progress	14,023	430,079

	21,115,530	16,882,180
Less- accumulated depreciation	(2,031,602)	(158,035)

Total property and equipment, net	19,083,928	16,724,145

REAL ESTATE DEVELOPMENT	859,331	-

RESTRICTED CASH AND INVESTMENTS	963,626	991,879

SPECIAL USE PERMIT, net of accumulated amortization
of $32,849 and $1,968, respectively	1,178,491	1,209,372

OTHER ASSETS, net of accumulated amortization
of $25,712 and $5,560, respectively	704,043	467,983

Total assets	$26,557,825	$24,014,513

The accompanying notes to consolidated financial statements
-----------------------------------------------------------
are an integral part of these consolidated balance sheets.
----------------------------------------------------------

DSC/PURGATORY, LLC

(dba DURANGO MOUNTAIN RESORT)

CONSOLIDATED BALANCE SHEETS

(See Notes 1 and 2)

	May 31,	May 31,
LIABILITIES AND MEMBERS' CAPITAL	2001	2000
-----------------------------------------------------

CURRENT LIABILITIES:
Accounts payable	$278,127	$556,331
Accrued expenses	1,191,941	1,145,223
Related party payable	120,670	115,428
Deferred revenue	525,399	-
Current portion of long-term debt	1,409,289	587,260
Current portion of obligations under capital leases	79,424	-
Notes payable to related party	-	2,500,000

Total current liabilities	3,604,850	4,904,242

LONG-TERM DEBT:
Bonds, including unamortized premium	8,360,310	8,980,524
Notes payable	1,741,734	495,503
Obligation under capital leases	240,357	-

	10,342,401	9,476,027

Total liabilities	13,947,251	14,380,269

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	200	-

MEMBERS' CAPITAL:
Duncan interests	7,422,875	7,326,849
Durango Resort, LLC	5,187,499	5,307,395
Contribution receivable	-	(3,000,000)

Total members' capital	12,610,374	9,634,244

Total liabilities and members' capital	$26,557,825	$24,014,513

The accompanying notes to consolidated financial statements
-----------------------------------------------------------
are an integral part of these consolidated balance sheets.
----------------------------------------------------------

DSC/PURGATORY, LLC

(dba DURANGO MOUNTAIN RESORT)

CONSOLIDATED STATEMENTS OF OPERATIONS

(See Notes 1 and 2)

		(Post-Acquisition)	(Pre - Acquisition)
	For the	For the One-Month	For the Eleven-Month	For the
	Year Ended	Period Ended	Period Ended	Year Ended
	May 31, 2001	May 31, 2000	April 30, 2000	May 31, 1999

REVENUES:
Lift operations	$7,994,983	$-	$5,629,682	$7,997,607
Commercial and other mountain operations	6,714,538	61,620	4,832,342	5,712,669
Other	1,045,362	30,412	771,072	1,001,829

Total Revenues	15,754,883	92,032	11,233,096	14,712,105

OPERATING EXPENSES:
Lift operations	3,066,098	133,988	2,642,962	2,801,565
Commercial and other mountain operations	4,839,228	252,568	3,443,490	4,178,591
General, administrative and marketing	4,168,772	241,490	3,683,346	3,919,263
Depreciation and amortization	1,908,077	160,135	1,620,168	1,797,611
Other	1,404,234	86,181	955,106	1,034,802

Total Operating Expenses	15,386,409	874,362	12,345,072	13,731,832

Income (loss) from operations	368,474	(782,330)	(1,111,976)	980,273

OTHER (EXPENSE) INCOME:
Interest expense	(1,127,539)	(104,278)	(1,703,228)	(1,843,548)
Interest income	231,195	20,852	135,776	124,537

Net loss	$(527,870)	$(865,756)	$(2,679,428)	$(738,738)

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

DSC/PURGATORY, LLC
(dba DURANGO MOUNTAIN RESORT)

CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL (DEFICIT)

FOR THE YEAR ENDED MAY 31, 2001,

THE ONE-MONTH PERIOD ENDED MAY 31, 2000,

THE ELEVEN-MONTH PERIOD ENDED APRIL 30, 2000,

AND THE YEAR ENDED MAY 31, 1999

(See Notes 1 and 2)

				Durango Resort, LLC

	Class A	Duncan	Total	Class B
	Preferred	Common	Duncan	Preferred	Common

BALANCES, at May 31, 1998	$(4,107,760)	$-	$(4,107,760)	$-	$-

Net loss	(738,738)	-	(738,738)	-	-

BALANCES, at May 31, 1999	(4,846,498)	-	(4,846,498)	-	-

Net loss	(2,679,428)	-	(2,679,428)	-	-

BALANCES, at April 30, 2000	(7,525,926)	-	(7,525,926)	-	-

Conversion of related party debt	9,030,899	-	9,030,899	-	-
Acquisition of membership interest	-	-	-	6,000,000	-
Contributions of property and
equipment	5,995,027	-	5,995,027	-	-
Contribution receivable	-	-	-	-	-
Net loss	-	(173,151)	(173,151)	-	(692,605)

BALANCES, at May 31, 2000	7,500,000	(173,151)	7,326,849	6,000,000	(692,605)

Cash contribution	-	201,600	201,600	-	302,400
Payment of contribution receivable	-	-	-	-	-
Net loss	-	(105,574)	(105,574)	-	(422,296)

BALANCES, at May 31, 2001	$7,500,000	$(77,125)	$7,422,875	$6,000,000	$(812,501)

	Contribution	Total Durango
	Receivable	Resort, LLC	Total

BALANCES, at May 31, 1998	$-	$-	$(4,107,760)

Net loss	-		(738,738)

BALANCES, at May 31, 1999	-	-	(4,846,498)

Net loss	-	-	(2,679,428)

BALANCES, at April 30, 2000	-	-	(7,525,926)

Conversion of related party debt	-	-	9,030,899
Acquisition of membership interest	-	6,000,000	6,000,000
Contributions of property and
equipment	-	-	5,995,027
Contribution receivable	(3,000,000)	(3,000,000)	(3,000,000)
Net loss	-	(692,605)	(865,756)

BALANCES, at May 31, 2000	(3,000,000)	2,307,395	9,634,244

Cash contribution	-	302,400	504,000
Payment of contribution receivable	3,000,000	3,000,000	3,000,000
Net loss	-	(422,296)	(527,870)

BALANCES, at May 31, 2001	$-	$5,187,499	$12,610,374

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

DSC/PURGATORY, LLC

(dba DURANGO MOUNTAIN RESORT)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(See Notes 1 and 2)

	(Post - Acquisition)		(Pre - Acquisition)
	For the	For the One-Month	For the Eleven-Month	For the
	Year Ended	Period Ended	Period Ended	Year Ended
	May 31, 2001	May 31, 2000	April 30, 2000	May 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(527,870)	$(865,756)	$(2,679,428)	$(738,738)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities-
Depreciation and amortization	1,895,379	163,579	1,657,634	1,840,018
(Gain) loss on sale of assets	(5,518)	14,937	-	10,890
(Increase) decrease in-
Accounts receivable	(120,606)	(25,489)	(62,927)	(136,713)
Inventory and supplies	34,782	(55,324)	205,172	(143,216)
Prepaid expenses	(23,851)	9,073	(51,142)	34,543
Other assets	(256,212)	(14,248)	54,887	10,206
(Decrease) increase in-
Accounts payable	(278,204)	(321,833)	186,386	181,102
Related party payable	5,242	41,193	(339,034)	(125,028)
Deferred revenue	525,399	-	-	-
Accrued expenses	46,718	802,065	788,441	(41,488)

Net cash provided by (used in) operating
activities, excluding real estate
investment activities	1,295,259	(251,803)	(240,011)	891,576

Real estate investment activities-
Expenditures on real estate development	(859,331)	-	-	-

Net cash provided by (used in)
operating activities, including
real estate investment activities	435,928	(251,803)	(240,011)	891,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,857,379)	(510,900)	(1,018,356)	(694,851)
Proceeds from sale of property and equipment	17,159	8,603	-	9,272
Payments received on notes receivable	-	-	12,548	1,963

Net cash used in investing activities	$(3,840,220)	$(502,297)	$(1,005,808)	$(683,616)

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements

DSC/PURGATORY, LLC

(dba DURANGO MOUNTAIN RESORT)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(See Notes 1 and 2)

		(Post - Acquisition)	(Pre - Acquisition)
		For the	For the
	For the	One-Month	Eleven-Month	For the
	Year Ended	Period Ended	Period Ended	Year Ended
	May 31,	May 31,	April 30,	May 31,
	2001	2000	2000	1999

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party line of credit	$-	$-	$1,950,000	$3,275,000
Proceeds from notes payable	2,089,920	-	-	-
Payments on notes payable	(71,655)	-	-	-
Cash received in purchase transaction	-	1,800,000	1,200,000	-
Payments on related party notes payable	(2,500,000)	-	-	(2,650,000)
Payment of bond principal	(539,050)	-	(496,250)	(450,950)
Payments on capital leases	(69,779)	-	-	-
Cash received from contribution receivable	3,000,000	-	-	-
Capital contributions	504,000	-	-	-
(Increase) decrease in restricted cash and
investments	(238,444)	(99,279)	476,575	(119,178)
Minority interest investment	200	-	-	-

Net cash provided by financing activities	2,175,192	1,700,721	3,130,325	54,872

Net (decrease) increase in cash and
cash equivalents	(1,229,100)	946,621	1,884,506	262,832

CASH AND CASH EQUIVALENTS,
beginning of period	3,268,448	2,321,827	437,321	174,489

CASH AND CASH EQUIVALENTS,
end of period	$2,039,348	$3,268,448	$2,321,827	$437,321

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid for interest, net of amounts
capitalized	$1,088,832	$56,322	$818,096	$1,794,188

Property and equipment acquired under
capital lease	$389,560	$-	$-	$-

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
    ---------------------

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

4. LONG-TERM DEBT:
----------------
Long-term debt consists of the following as of May 31, 2001 and 2000:

	May 31,	May 31,
	2001	2000

Series 1989A Industrial Development Revenue Refunding
Bonds, interest at 9%; principal and interest payable in
quarterly installments to Trustee with unpaid principal due
on maturity, February 1, 2010. Secured in parity by certain
assets and agreements of the Company. (Including
unamortized premium of $280,524 and $311,693 as of May
31, 2001 and 2000, respectively).	$8,983,974	$9,554,193

Note payable to a third party, interest at prime plus 1%, (8%
at May 31, 2001); principal and interest payable in
December, January, February, March and April each year
with unpaid principal due on maturity, April 1, 2008.
Secured by certain assets of the Company.	2,031,866	-

	May 31,	May 31,
	2001	2000

Mortgage payable, interest at 9.4%; principal and interest
payable monthly with unpaid principal due on maturity,
October 1, 2001. Secured by the underlying real estate.	$495,493	$509,094

Notes payable to Duncan, paid in full in April 2001.	-	2,500,000

	11,511,333	12,563,287

Less: Current portion	1,409,289	3,087,260

	$10,102,044	$9,476,027

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

	For the Eleven-
	Month Period	For the year
	Ended April 30, 2000	Ended May 31, 1999

Lift operations	$1,576,836	$1,741,760
Commercial and other mountain operations	1,872,245	2,046,510
Other	519,860	504,122
General, administrative and marketing	1,567,833	1,803,703

Total	$5,536,774	$6,096,095

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

	Year Ended May 31, 2001			Year Ended May 31, 2000
	Receivable	Payable	Net	Receivable	Payable	Net

Durango	$7,000	$-	$7,000	$1,500	$-	$1,500
Duncan	30,000	113,000	(83,000)	87,000	115,000	(28,000)
Other affiliates	125,000	8,000	117,000	35,500	-	35,500

	$162,000	$121,000	$41,000	$124,000	$115,000	$9,000

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

Year Ending May 31-
2002	$91,808
2003	91,808
2004	91,808
2005	120,258

Total payments	395,682

Less: amounts representing interest	(75,901)

Present value of future minimum
lease payments	319,781

Less: current portion of capital
lease obligations	(79,424)

Long-term capital lease obligations	$240,357

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