Form 10KSB
period 2003-12-31
AFG INVESTMENT TRUST C
filed 2004-04-08
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

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

Class A Beneficiary Interests
(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No

Check is there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenue for the fiscal year ended December 31, 2003 were $1,439,000. Shares of Trust Class A Beneficiary Interests outstanding on March 30, 2004: 1,786,753

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to security holders for the year ended December 31, 2003 (Part I and II)

Transitional Small Business Disclosure Format: YES . NO X .

AFG Investment Trust C

FORM 10-KSB

PART I

Item 1. Business.

(a) General Development of Business

AFG Investment Trust C (the "Trust") was organized as a Delaware business trust in August 1992. Participants' capital initially consisted of contributions of $1,000 from the Managing Trustee, AFG ASIT Corporation, $1,000 from the Special Beneficiary, Equis Financial Group Limited Partnership (formerly known as American Finance Group ("AFG")), a Massachusetts limited partnership the ("Advisor" or "EFG"), and $100 from the Initial Beneficiary, AFG Assignor Corporation, a wholly-owned affiliate of EFG. The Trust issued an aggregate of 2,011,014 Beneficiary Interests ("Class A Interests") at a subscription price of $25.00 each ($50.3 million in total) through 9 serial closings commencing December 1992 and ending September 1993. The Trust repurchased 223,861 Class A Interests in October 1997 at a cost of $2.3 million. In March 2003, the Trust repurchased 400 Class A Interests at a cost of $1,200. Accordingly, there are 1,786,753 Class A Interests currently outstanding. In July 1997, the Trust issued 3,024,740 Class B Interests ("Class B Interests") at $5.00 each ($15.1 million in total), of which (i) 3,019,220 interests are held by Equis II Corporation, an affiliate of EFG, and a wholly owned subsidiary of Semele Group Inc. ("Semele"), and (ii) 5,520 interests are held by ten other Class A investors. The Class A and Class B Interest holders collectively referred to as the "Beneficiaries"

The Trust has one Managing Trustee, AFG ASIT Corporation and one Special Beneficiary, Semele Group Inc. ("Semele"). Semele purchased the Special Beneficiary Interests from EFG during the fourth quarter of 1999. EFG continues to act as Advisor to the Trust and provides services in connection with the acquisition and remarketing of the Trust's equipment assets. The Managing Trustee is responsible for the general management and business affairs of the Trust. AFG ASIT Corporation is a wholly owned subsidiary of Equis II Corporation and an affiliate of EFG. Except with respect to "interested transactions", Class A Interests and Class B Interests have identical voting rights and, therefore, Equis II Corporation generally has control over the Trust on all matters on which the Beneficiaries may vote. Equis II is 100% owned subsidiary of Semele. With respect to interested transactions, holders of Class B Interests which are the Managing Trustee or any of its affiliates must vote their interests as a majority of the Class A Interests have been voted. The Managing Trustee and the Special Beneficiary are not required to make any other capital contributions except as may be required under the Second Amended and Restated Declaration of Trust, as amended (the "Trust Agreement").

EFG and its subsidiaries (collectively, the "EFG") are engaged in various aspects of the equipment leasing and real estate businesses, including EFG's role as Equipment Manager or Advisor to the Trust. and several other direct-participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). EFG arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

(b) Financial Information About Industry Segments

The Trust is engaged in three industry segments: equipment leasing, equipment management and real estate ownership, development and management. Historically, the Trust has acquired capital equipment and leased the equipment to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate undiscounted, noncancellable rents equal or exceed the purchase price of the leased equipment. Operating leases are those in which the aggregate undiscounted, noncancellable rental payments are less than the purchase price of the leased equipment. In 1999, the Trust purchased a minority interest in EFG/Kettle Valley Development LLC ("Kettle Valley") and EFG Kirkwood LLC ("EFG Kirkwood"). Kettle Valley is a real estate development located in Canada. The Trusts and an affiliated corporation, Semele, formed a joint venture, EFG Kirkwood, which then acquired a minority interest in two ski resorts: Mountain Resort Holdings LLC and Mountain Springs Resort, LLC. During 2001, the Trust and three affiliated trust's (collectively, the "Trusts"), through a jointly owned entity MILPI Holdings, LLC ("MILPI"), acquired 83% of the outstanding common stock of PLM International, Inc. ("PLM"), an equipment management company specializing in the leasing of transportation and related equipment. The Trust originally owned 34% of the entity that purchased PLM. During 2002, the Trust and AFG Investment Trust D ("Trust D") collectively provided approximately $4.4 million to acquire the remaining 17% of PLM’s outstanding common stock. Subsequent to the merger, the Trust's ownership interest increased from 34% to 38%. In May 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trust’s interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust and Trust D’s non-controlling ownership interest in MILPI increased to 50% per trust.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein by reference to in the 2003 Annual Report.

(c) Narrative Description of Business

The Trust was organized for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. In 1998, the Trust Agreement was modified to permit the Trust to invest in assets other than equipment. Subsequently, the Trust has made certain non-equipment acquisitions. During 1999 and 2000, the Company purchased a minority interest in Kettle Valley and EFG Kirkwood. During 2001 and 2002, the Trusts acquired PLM. Pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2004. The Trustee is marketing the Trust’s remaining assets for sale. The timing for these sales will be based on market conditions.

The Managing Trustee is in the process of drafting a proxy which includes a proposal to approve the liquidation and dissolution of the Trust, pursuant to which Beneficiaries will receive cash distributions upon final dissolution. The plan will provide that Managing Trustee, not in its individual capacity but solely as the manager, shall use its best efforts to liquidate and dissolve prior to winding up its affairs, including, but not limited to, the sale of its remaining assets, the collection of any receivables and payment of unsatisfied debts, claims, liabilities, commitments, suits and other obligations, whether contingent or fixed by December 31, 2004, although this date may be extended under certain circumstances.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne, who are directors and officers of the Managing Trustee of the Trust, respectively, are also officers and directors of, and own significant stock in Semele. In addition, Mr. Engle and Mr. Coyne are directors of MILPI.

The Trust has no employees; however, it entered into an Advisory Agreement with EFG. EFG's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Advisor is compensated for such services as described in the Trust Agreement. In addition, the Managing Trustee is compensated for services provided related to the Trust's non-equipment investment other than cash. See Item 12 herein.

Equipment Leasing

The Trust's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, and credit quality of and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Another risk is that the credit quality of the lease may deteriorate after a lease is made. In addition, the leasing industry is very competitive. The Trust is subject to considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Trust must compete with lease programs offered directly by manufacturers and other equipment leasing companies, many of which have greater resources, including business trusts and limited partnerships organized and managed similarly to the Trust and including other EFG-sponsored trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Trust. In addition, default by a lessee under a lease agreement may cause equipment to be returned to the Trust at a time when the Managing Trustee or the Advisor is unable to arrange the sale or re-lease of such equipment. This could result in the loss of a portion of potential lease revenues.

The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the Trust's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, political stability and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

Revenue from individual customers which accounted for 10% or more of total revenue during the years ended December 31, 2003 and 2002 is incorporated herein by reference from Note 1 to the financial statements included in Item 15. Refer to Item 13(a)(3) for lease agreements filed with the Securities and Exchange Commission.

Upon the expiration of each lease term, the Managing Trustee will determine whether to sell or re-lease the Trust’s equipment, depending on the economic advantages of each alternative. As the Trust nears its scheduled dissolution date of December 31, 2004, the Trust will liquidate its portfolio of equipment and non equipment investments.

Real Estate

The Trust and AFG Investment Trust D ("Trust D") formed EFG/Kettle Development LLC, ("Kettle Valley"), a Delaware limited liability company, for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada called Kettle Valley. To date, 208 residential units have been constructed and sold.
The Trust, Trust C and affiliated corporations Equis II, and Semele, owns EFG Kirkwood a joint venture that owns a minority interest in two ski resorts: Mountain Resort Holdings LLC and Mountain Springs Resort LLC. The Trust, Trust D and an a affiliated corporation, Equis II, collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Class A interest holders are entitled to certain preferred returns prior to any distribution payments to the Class B interest holder. The Trusts’ interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for EFG Kirkwood, which gives equal voting rights to Class A and Class B membership interests. The Trust holds a non-controlling 40% of EFG Kirkwood’s Class A membership interests. The Managing Trustee is the manager of EFG Kirkwood.

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

Equipment Management

The Trusts formed MILPI for the purpose of acquiring PLM through its wholly-owned subsidiary MILPI Acquisition Corporation ("MAC"). In February 2001, MAC purchased 83% of the stock of PLM. On February 6, 2002, the Trusts through MAC , completed its acquisition of PLM by purchasing the remainder of the outstanding PLM common stock and by effecting a merger of MAC into PLM, with PLM as the surviving entity The remaining interest was purchased for $4.4 million at the $3.46 per common share price established in the tender offer, which was financed by the Trust and Trust D. The Trust’s portion of the purchase price was $2.4 million, which included transaction costs of $24,000 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele. The 17% acquisition resulted in additional goodwill of approximately $3.5 million. As a result of these transactions, PLM ceased to be publicly traded. The February 2002 transaction caused the Trust’s ownership interest in MILPI increased from 34% to 38%. In May 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trust’s interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust and Trust D’s non-controlling ownership interest in MILPI increased to 50% per trust.

In March 2002, the Trust and Trust D formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by the Trust and Trust D (the "C & D Joint Venture") to which each Trust contributed $1.0 million. The C & D Joint Venture was formed for the purpose of making a contribution of $2.0 million to BMLF/BSLF II Rancho Malibu Limited Partnership ("Rancho Malibu Limited Partnership") in exchange for 25% of the interests in Rancho Malibu Limited Partnership (the "C & D Joint Venture Contribution"). The C & D Joint Venture was admitted to Rancho Malibu Limited Partnership as a co-managing general partner pursuant to the terms of an amendment to Rancho Malibu Limited Partnership Agreement. The other partners in Rancho Malibu Limited Partnership at that time were Semele and its wholly-owned subsidiary, Rancho Malibu Corp., the other co-managing general partner.

Rancho Malibu Limited Partnership owns a 274-acre parcel of land near Malibu, California which is being developed as a single-family luxury residential subdivision.

On March 17, 2003, Semele contributed all of its partnership interest in Rancho Malibu Limited Partnership to RMLP, Inc., a subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., an approximate 15% interest in RMLP, Inc. The effect of this transaction on the Trust’s financial statements was to increase its investment in MILPI and the corresponding participants’ capital by $0.8 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Capital as "Increase in capital related to purchase and issuance of partnership interests of equity investment in Rancho Malibu LP."

In the second quarter of 2003, Rancho Malibu Limited Partnership amended its partnership agreement to include an unrelated third party investor as an additional partner. This partner contributed $2.0 million to the partnership and is the Development General Partner. In addition to the initial contribution, this partner, as the Development General Partner, will be responsible for the coordination and management of the construction activities. In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84") to reflect the issuance of the partnership interest to the additional partner, the Trust recorded a loss of $0.7 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Capital as "Decrease in capital related to the admittance of additional partner in Rancho Malibu, LP."

Small Business Issuer

The Trust's consolidated financial statements contained in the 2003 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Trust qualifies as a Regulation S-B filer since both its 2003 and 2002 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million.

Item 2. Properties.

None.

Item 3. Legal Proceedings.

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

The Trust is subject to various claims and proceedings in the normal course of business. Management believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Trust or its results of operations.

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

(b) Approximate Number of Security Holders

At December 31, 2003, there were 1,945 record holders (1,935 of Class A Interests and 10 of Class B Interests) in the Trust.

(c) Dividend History and Restrictions

The Trust has not made any distributions to the Class A or Class B beneficiaries since a special distribution was paid in January 2000.

It is not anticipated that the Trust will begin regular distributions. Rather, the managing Trust will evaluate the cash position on a regular basis to determine if a special distribution may be made to the beneficiaries.

Class A Payout is defined as the first time when the aggregate amount of all distributions made to the Class A Beneficiaries equals $25 per Class A Interest (minus all uninvested capital contributions returned to the Class A Beneficiaries) plus a cumulative annual distribution of 10% compounded quarterly and calculated beginning with the last day of the month of the Trust's initial Class A Closing.

Class B Payout is defined as the first time when the aggregate amount of all distributions made to the Class B Beneficiaries equals $5 per Class B Interest plus a cumulative annual return of 8% per annum compounded quarterly with respect to capital contributions returned to them as a Class B Capital Distribution and 10% per annum, compounded quarterly, with respect to the balance of their capital contributions calculated beginning August 1, 1997, the first day of the month following the Class B Closing. Class B Payout occurred in January 2000 in conjunction with the special cash distribution paid during that month. As Class B Payout has been attained, all further distributions will be made to the Class A Beneficiaries and the Class B Beneficiaries in amounts so that each Class A Beneficiary receives, with respect to each Class A Interest, an amount equal to 400%, divided by the difference between 100% and the Class B Distribution Reduction Factor, of the amount so distributed with respect to each Class B Interest. The Class B Distribution Reduction Factor means the percentage determined as a fraction, the numerator of which is the aggregate amount of any cash distributions paid to the Class B Beneficiaries as a return of their original capital contributions (on a per Class B Interest basis), discounted at 8% per annum (commencing August 1, 1997, the first day of the month following the Class B Closing) and the denominator of which is $5.00.

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

(d) A copy of the Trust’s annual report to the Securities and Exchange Commission on Form 10-K will be furnished to any interest holder without charge upon written request. Address to Investor Relations at: AFG Investment Trust C, 235 3rd Street South, Suite 200, St. Petersburg, Florida 33701-4242.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Included herein by reference from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report.

Item 7. Financial Statements and Supplementary Data.

Included herein by reference from the financial statements and supplementary data included in the 2003 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8a. Controls and Procedures

Limitations on the Effectiveness of Controls

The Trustee’s management, including it’s President and Chief Financial Officer (CFO), does not expect that our internal controls or disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure controls provide reasonable assurance that the objectives of our controls system are met.

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

PART III

Item 9. Directors and Executive Officers of the Trust.

(a-b) Identification of Directors and Executive Officers

The Trust has no Directors or Officers. As indicated in Item 1, AFG ASIT Corporation is the Managing Trustee of the Trust. Under the Trust Agreement, the Managing Trustee is solely responsible for the operation of the Trust's properties and the Beneficiaries have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing Trustee as of March 30, 2004 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING TRUSTEE (See Item 12)

Name	Title	Age	Term

Gary D. Engle	President and Chief Executive Officer of the general partner of EFG and President and Director of Managing Trustee	55	Until a successor is duly elected and qualified
.
James A. Coyne .	Executive Vice President of the general partner of EFG and Senior Vice President of the Managing Trustee	43
.
Richard K Brock .	Chief Financial Officer and Treasurer of AFG ASIT Corporation	41

Gail D. Ofgant .	Senior Vice President, Lease Operations of the general partner of EFG and Senior Vice President of the Managing Trustee	38

Code of Ethics
We have adopted a code of ethics that applies to all executive officers, directors and employees of the Managing Trustee, a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2003.

(c) Identification of Certain Significant Persons

None.

(d) Family Relationship

No family relationship exists among any of the foregoing Directors or Executive Officers.

(e) Business Experience

Mr. Engle, age 55, is Director and President of the Managing Trustee and sole shareholder, Director, President and Chief Executive Officer of Equis Corporation, EFG’s general partner. Mr. Engle is also Chairman and Chief Executive Officer of Semele Group Inc. ("Semele") and is President and a Director of Equis II Corporation. Mr. Engle controls the general partners of Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Mr. Engle is also a member of the Board of Managers of Echelon Development Holdings LLC. Mr. Engle joined EFG in 1990 and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

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

Mr. Brock, age 41, became Chief Financial Officer and Treasurer of AFG ASIT Corp. in 2002. Mr. Brock is also the Chief Financial Officer of PLM International, Inc. Mr. Brock has been associated with PLM for over twelve years holding positions including Chief Financial Officer and Corporate Controller. Mr. Brock holds a B.S. degree from Santa Clara University.

Ms. Ofgant, age 38, has served as Senior Vice President, Lease Operations of Managing Trustee since 1998. Ms. Ofgant joined EFG in July 1989 and held various positions in the organization before becoming Senior Vice President of the general partner of EFG in 1998. From 1987 to 1989, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree from Providence College.

(f) Involvement in Certain Legal Proceedings

None.

(g) Promoters and Control Persons

Not applicable.

Item 10. Executive Compensation.

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

(b) Compensation Pursuant to Plans

None.

(c) Other Compensation

Although the Trust has no employees, as discussed in Item 11(a), pursuant to section 10.4(c) of the Trust Agreement, the Trust incurs a monthly charge for personnel costs of the Advisor for persons engaged in providing administrative services to the Trust. A description of the remuneration paid by the Trust to the Managing Trustee and its Affiliates for such services is included in Item 13, herein and in Note 8 to the audited financial statements included in Item 13, herein.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

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

As of March 30, 2004, the following person or group owns beneficially more than 5% of the Trust's outstanding Beneficiary interests:

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

No person or group is known by the Managing Trustee to own beneficially more than 5% of the Trust's 1,786,753 outstanding Class A Interests as of March 30, 2004.

The ownership and organization of EFG is described in Item 1 of this report.

Item 12. Certain Relationships and Related Transactions.

The Managing Trustee of the Trust is AFG ASIT Corporation, an affiliate of EFG.

(a) Transactions with Management and Others

Various operating expenses incurred by the Trust are paid by Equis Financial Group, LP ("EFG") on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2003 and 2002, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):

	2003	2002

Acquisition fees	$-	$24
Management fees	372	434
Administrative charges	131	201

Total	$503	$659

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
On December 31, 2003, the Trust had a receivable from affiliate of $0.2 million. The receivable consists of approximately $0.1 million of revenues and other proceeds received by EFG. All rents and proceeds from the sale of equipment are paid by the lessee directly to either EFG or a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. The Trust’s cash proceeds received by EFG are reimbursed to the Trust on a monthly basis. In addition in 2003, the Trust sold one of its investment –other to a related third party for $0.1 million. The Trust received a note receivable of $0.1 million in the connection with the sale of its investment. The remaining balance of the receivable, approximately $10,000 relates to a receivable from EFG Kirkwood for expenses paid by the Trust on behalf of EFG Kirkwood.

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

Subsequently, EFG sold its Class B Interests to Equis II Corporation, a Delaware corporation. EFG also sold its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. See Item 1 (a) of this report regarding certain voting restrictions related to the Class B Interests. Equis II Corporation is owned by Semele. Gary D. Engle is Chairman and Chief Executive Officer of Semele. James A. Coyne is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

See discussion of MILPI acquisition of PLM included in Item 1.

See discussion of the C & D IT LLC joint venture entity included in Item 1.

(b) Certain Business Relationships

None.

(c) Indebtedness of Management to the Trust

None.

(d) Transactions with Promoters

Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

(a) Documents filed as part of this report:

(1) Financial Statements:

Report of Independent Certified Public Accountants	*

Statements of Financial Position
at December 31, 2003 and 2002	*

Statements of Operations
for the years ended December 31, 2003 and 2002	*

Statements of Changes in Participants' Capital
for the years ended December 31, 2003 and 2002	*

Statements of Cash Flows
for the years ended December 31, 2003 and 2002	*

Notes to the Financial Statements	*

* Included herein by reference from the appropriate portion of the 2003 Annual Report to security holders for the year ended December 31, 2003 (see Part II).

(2) Exhibits:

Except as set forth below, all Exhibits to Form 10-KSB, as set forth in Item 601 of Regulation S-K, are not applicable.

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

4.2	Third Amended and Restated Declaration of Trust dated October 1, 2003 is included herein.

13
The 2003 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

14	Code of Ethics is included herein.

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

99(c)
Lease agreement with Scandinavian Airlines System Amendment No. 3 is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as Exhibit 99 (b) and is incorporated herein by reference.

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

99(g)	Operating Agreement of EFG Kirkwood LLC, dated May 1, 1999 was filed on Form 10-K for the year ended December 31, 2002 and is incorporated herein by reference.

99(h)	Amended and Restated Operating Agreement of Mountain Springs, LLC dated October 24, 2002 was filed on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

99.1	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

99.2	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

(b) Reports on Form 8-K

None

(c) Other Exhibits
None

(d) Financial Statement Schedules

None.

Item 14. Principle Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional service rendered by the Trust's principal accountant for the audit of the annual financial statements and reviews of the quarterly financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $0.1 million and $0.1 million, respectfully.

Audit-Related Fees, Tax Fees & All Other Fees

There were no other fees billed by Ernst & Young for professional services for the years ended December 31, 2003 and 2002.

Recommendation of the Board

The audit committee of the parent company of the Managing Trustee acts as the Trust’s audit committee. All of the services for the fiscal year ended December 31, 2003 as described above in this Item 14 were approved in advance by the audit committee of the parent company of the Managing Trustee.

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
Date: March 30, 2004

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
Date: March 30, 2004

Certification:

I, Gary D. Engle, certify that:

1.    I have reviewed this annual report on Form 10-KSB of AFG Investment Trust C;

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

/s/ Gary D. Engle
Gary D. Engle
President of AFG ASIT Corporation,
the Managing Trustee of the Trust
(Principal Executive Officer)
March 30, 2004

Certification:

I, Richard K Brock, certify that:

1.    I have reviewed this annual report on Form 10-KSB of AFG Investment Trust C;

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
(Principal Financial and Accounting Officer)
 March 30, 2004

Exhibit
Number

4.2	Third Amended and Restated Declaration of Trust dated October 1, 2003

13	The 2003 Annual Report

14	Code of Ethics

99.1	Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act

Exhibit 13

AFG INVESTMENT TRUST C

Annual Report to the Participants, December 31, 2003 and 2002

AFG Investment Trust C

INDEX TO ANNUAL REPORT TO THE PARTICIPANTS

Page

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	21

FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants	33

Statements of Financial Position
at December 31, 2003 and 2002	35

Statements of Operations
for the years ended December 31, 2003 and 2002	36

Statements of Changes in Participants' Capital
for the years ended December 31, 2003 and 2002	37

Statements of Cash Flows
for the years ended December 31, 2003 and 2002	38

Notes to the Financial Statements	39

Forward-looking Information

Certain statements in this annual report of AFG Investment Trust C (the, "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, the performance of the Trust's non-equipment assets, and future economic conditions.

Overview

The Trust was organized for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. In 1998, the Trust Agreement was modified to permit the Trust to invest in assets other than equipment. Subsequently, the Trust has made certain non-equipment acquisitions. In 1999, the Company purchased a minority interest in EFG/Kettle Valley Development LLC ("Kettle Valley") and EFG Kirkwood LLC ("EFG Kirkwood"). Kettle Valley is a real estate development located in Canada. EFG Kirkwood is a company created by the Trust and three affiliated trusts (collectively, the "Trusts") that acquired a minority interest in two ski resorts: Mountain Resort Holdings LLC and Mountain Springs Resort LLC. During 2001 and 2002, the Trusts acquired PLM International Inc. and subsidiaries ("PLM"). PLM operates in the two business segments, the equipment management and real estate development. In 2002, the Trust and AFG Investment Trust D ("Trust D") formed C & D IT LLC, a Delaware limited liability company, as a 50%/50% owned joint venture that is co-managed by the Trust and Trust C (the "C & D Joint Venture") to which each Trust contributed $1.0 million. C&D IT LLC is a limited liability company that owns a minority interest in a real estate development company located in Malibu, California. Pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2004. The Trustee is marketing the Trust’s remaining assets for sale. The timing for these sales will be based on market conditions.

The Managing Trustee is in the process of drafting a proxy which includes a proposal to approve the liquidation of certain assets of the Trust, pursuant to which Beneficiaries will receive cash distributions upon final dissolution. The Managing Trustee, not in its individual capacity but solely as the manager, is currently using its best efforts to liquidate the assets of the Trust, which includes, the sale of remaining assets, the collection of any receivables and payment of unsatisfied debts, claims, liabilities, commitments, suits and other obligations, whether contingent or fixed by December 31, 2004, although this date may be extended under certain circumstances. In the event the Managing Trustee is unable to liquidate.

The SEC staff has informed the Trust that it believes the Trust may be an unregistered investment company within the meaning of the Investment Company Act of 1940 (the "Act"). The Trust, after consulting with counsel, does not believe that it is an unregistered investment company. However, it is possible that the Trust may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, the Trust intends to avoid being deemed an investment company by means that may include disposing assets that they might not otherwise dispose of.

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

The Managing Trustee believes the following are critical accounting policies, including those that are subject to significant judgments and estimates used in the preparation of these financial statements:

Revenue Recognition

Rents are payable to the Trust monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Depreciation and Amortization

The Trust's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life to its residual value.
The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the Trust's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. The Trust’s attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

The Trust amortizes deferred financing cost over the life of the related debt.

The Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. As a result, the discontinuance of goodwill and other intangible asset amortization was effective upon adoption of SFAS No. 142. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Equity Ownership Investments

Equity securities that are not publicly traded are accounted for in accordance with Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock." If the Trust’s ownership interest in the investment enables the Trust to influence the operating financial decisions of the investee, the investment is accounted for under the equity method of accounting. Otherwise, the investment is accounted for under the cost method of accounting. The equity method of accounting is discontinued when the investment is reduced to zero and does not provide for additional losses unless the Trust has guaranteed obligations of the investee or is otherwise committed to provide further financial support to the investment.

Whenever circumstances indicate an impairment exists, the Trust evaluates the fair value of the investment. The fair value of the equity investment is based on current market prices, management’s market knowledge and on a valuation models which include expected future cash flows of the investment. If the fair value of the investments is below the carrying value, a loss is recorded.

The Company defines control as the ability of an entity or person to direct the policies and management that guide the ongoing activities of another entity so as to increase its benefits and limits its losses from that other entity’s activities without the assistance of others.

Impairment of Long-Lived Assets

The Trust accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, the Trust evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Whenever circumstances indicate that an impairment may exist, the company evaluates future cash flows of the asset to the carrying value. If projected undiscounted future cash flows are lower than the carrying value of the asset, a loss is recorded. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset is determined based on a valuation model, which includes expected discounted future cash flows of the asset, current market prices and management’s market knowledge. The fair market value of long-lived assets secured by non-recourse debt is determined based on a valuation model which includes expected future cash flows and the recoverable value. The recoverable value is determined based on management’s decision to either sell, re-lease or return the asset to the lender.

The Managing Trustee evaluates the net realizable value of significant equipment assets, such as aircraft, individually. All other assets are evaluated collectively by equipment type unless the Managing Trustee learns of specific circumstances, such as a lessee default, technological obsolescence, or other market developments, which could affect the net realizable value of particular assets. Adjustments to reduce the net carrying value of equipment are recorded in those instances where estimated net realizable value is considered to be less than net carrying value and are reflected separately on the accompanying Statements of Operations as impairment of equipment.

Contingencies and Litigation

To the extent that the Trust has a contingent liability, meaning generally a liability the payment of which is subject to the outcome of a future event, the Trust recognizes a liability in accordance with SFAS No. 5 "Accounting for Contingencies". SFAS No. 5 requires the recognition of contingent liabilities when the amount of liability can be reasonably estimated and the liability is probable.

New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Trust to evaluate all existing arrangements to identify situations where the Trust has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Trust to consolidate the variable interest entities’ financial statements with its own. The Trust is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Trust will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the Trust is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Trust.

Results of Operations

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the majority of the Trust's interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its newly formed subsidiary RMLP, Inc.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the years ended December 31, 2003 and 2002 is summarized below (in thousands of dollars).

Equipment Leasing

Lease Revenue: For the year ended December 31, 2003, the Trust recognized lease revenue of $4.2 million compared to $5.7 million for the year ended December 31, 2002. Lease revenue represents rental revenue recognized from the leasing of the equipment owned by the Trust. This decrease was primarily attributable to the sale of equipment over the respective periods. Lease revenue is expected to decline in the future as the Trust’s equipment portfolio is sold and not replaced.

Historically, the Trust's equipment portfolio had included certain assets in which the Trust held a proportionate ownership interest. In such cases, the remaining interests were owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enabled the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually reported, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

Gain/Loss on the Disposition of Equipment, net: During the years ended December 31, 2003 and 2002, the Trust had net losses on the disposal of equipment of $2.8 million and $0.2 million, respectively. During 2003, the Trust received proceeds from equipment sales of $1.0 million for equipment with a net book value of $4,000. The equipment sold in 2003 consisted of forklifts, cranes and other miscellaneous equipment. In addition, in the fourth quarter of 2003, the Trust returned its Boeing 767-300 aircraft to the lender at the expiration of its lease as allowed in the debt agreement. As a result of the transaction the Trust recognized a loss on the disposal of equipment of $3.9 million and a corresponding gain on extinguishment of debt of $3.9 million. During 2002, the Trust received cash of $2.8 million associated with the disposal of equipment with a net book value of $2.9 million. During 2002, equipment sales included the sale of an aircraft sold for $0.3 million in cash with a net book value of $0.4 million. The remaining $2.4 million of proceeds from equipment sold consisted of forklifts, cranes and other miscellaneous equipment.

Depreciation and Amortization: Depreciation and amortization expense was $1.6 million and $2.8 million for the years ended December 31, 2003 and 2002, respectively. Depreciation and amortization is primarily comprised of depreciation of equipment on lease. Depreciation and amortization decreased by $1.2 million from 2002 to 2003. The decrease in depreciation in 2003 is attributable to the sale of the Trust’s leasing equipment. Depreciation and amortization is expected to continue to decline in the future as the Trust’s equipment portfolio is sold and not replaced.

Impairment of Equipment: During the year ended December 31, 2002, the Trust recorded an impairment of equipment, representing an impairment in the carrying value of the Trust’s interest in a McDonnell Douglas MD-87 aircraft resulting from weakened market conditions including the bankruptcy of two major United States airlines and a weakened United States economy. The resulting charge of $0.6 million was based on a comparison of estimated fair value and carrying value of the Trust’s interest in the aircraft which is in the equipment leasing segment. The estimate of the fair value was based on an offer to purchase the aircraft and the assessment by the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The decrease in the fair market value of the aircraft are due to a weak airline industry following the events of September 11, 2001, along with a recession in the United States, which have continued to adversely affect the market demand for used commercial aircraft. No impairments of equipment were required in 2003.

Interest Expense: Interest expense on third party debt was $1.3 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively. The decrease in interest expense is attributable to lower average outstanding debt balances. As the Trust’s notes payable have been repaid, the Trust is not expected to incur interest expense in the future.

Management Fees- Affiliate: Management fees- affiliate from equipment leasing were $0.2 million and $0.3 million for the fiscal years ended 2003 and 2002, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. The decrease in management fees is due to the decrease in lease revenue and is expected to continue as equipment assets are sold.

Operating Expenses and Operating Expenses-Affiliate: Operating expenses and operating expenses-affiliate were $0.6 million and $1.1 million for the fiscal years ended December 31, 2003 and 2002, respectively. Operating expenses in 2002 included approximately $0.4 million of remarketing costs related to the re-lease of an aircraft in June 2002 and $0.1 million for legal costs associated with the Trust’s discussions with the Securities and Exchange Commission regarding its investment company status. No similar charge was incurred in 2003.

Gain on Extinguishment of Debt: In the fourth quarter of 2003, the Trust returned its Boeing 767-300 aircraft to the lender at the expiration of its lease as allowed in the debt agreements. As a result of the transaction the Trust recognized a loss on the disposal of equipment of $3.9 million and a corresponding gain on extinguishment of debt of $3.9 million.

Other Income: In May 1999 , t he Trust and Trust D sold a residual interest in a Boeing 767-300 aircraft owned by the Trust and Trust D for approximately $3.0 million ($1.5 million or 50% to the Trust) to an independent third party, which was subordinate to certain preferred payments to be made by the Trust and Trust D in connection with the sale of the aircraft. Payment of the residual interest was due only to the extent that the Trust received net residual proceeds from the aircraft. The residual interest was non-recourse to the Trust and was included in Other Liabilities on the accompanying Statements of Financial Position at December 31, 2002. In the fourth quarter 2003, the aircraft was returned to the lender, no amounts were payable by the Trust for the residual interest. Therefore the residual interest liability was recorded as a income under "Other income" in the Statement of Operations.

Equipment Management

Equity Interest: Equity income (loss) from the equipment management segment was a loss of $2.0 million and income of $0.5 million for the fiscal years ended 2003 and 2002, respectively. Equity income (loss) from equipment management operations is the result of the Trust’s interest in MILPI. This equity income (loss) represents the Trust’s share of the net income (loss) of MILPI recorded under the equity method of accounting.

The increase in losses from equity interests of $2.5 million from 2002 to 2003 is attributable to an impairment of goodwill recorded in 2003. As a result of the goodwill impairment testing in the fourth quarter of 2003, MILPI’s management concluded that it was necessary to record a goodwill impairment of $8.1 million as of December 31, 2003 ($3.1 million for the Trust). Based on events that occurred in the fourth quarter of 2003, including notification of an increase in future operating expenses and failure to acquire a significant group of assets that MILPI had been seeking to acquire, MILPI revised its strategic assessment for projections of future operations. As a result of the revisions to the strategic assessment, MILPI determined that future acquisition and lease negotiation fees, management fees and partnership distributions from the managed programs would not be at the levels previously estimated.

MILPI reported a net loss of $5.9 million and income of $1.3 million for the fiscal years ended December 31, 2003 and 2002, respectively. MILPI’s total revenues increased by $2.4 million in 2003 compared to 2002. The increase in revenues is primarily attributable to a $0.9 million increase in operating lease revenue, a $0.7 million increase in acquisition and lease negotiation fees resulting from an increase in equipment placed in the managed programs and a $0.6 increase in management fees. Management fees are primarily based on gross revenues generated by equipment under management. Management fee revenue increased by approximately $0.6 million due to the collection of lease receivables that previously had been reserved for as a bad debt. Operating lease income consists of rental revenues generated from assets held for operating leases and railcars held for lease that are on lease. Operating lease revenue increased by approximately $0.9 million primarily due to railcars and other equipment purchased and held on lease by MILPI in fiscal 2003.

The $2.4 million increase in revenue was offset by an increase in expense of $10.6 million. This increase was primarily attributable to an $8.1 million impairment of goodwill recorded in the fourth quarter of 2003 related to goodwill recorded in 2001 associated with the acquisition of PLM. Depreciation expense increased by approximately $1.1 million. The increase in depreciation is associated with increase in equipment held on lease. In fiscal 2003, MILPI recorded an impairment in its equity interest in affiliates of $0.7 million compared to $0.5 million in fiscal 2002. The remaining increase in expenses of $1.1 million is due to an increase in general and administrative costs which corresponds to the increase in revenue.

Real Estate

Interest Income: Interest income was $0.1 million for both fiscal 2003 and 2002. Interest income is typically generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments and loans made to affiliates. In the fourth quarter of 2003 and 2002, the Trust renegotiated the terms of its loan to Kettle Valley and recorded additional interest income of $0.1 million in each of the respective years. The interest receivable related to the loan to Kettle Valley is included other assets in the Statement of Financial Position.

Management Fees- Affiliate: Management fees for non-equipment assets were $0.1 million for the years ended December 31, 2003 and 2002. The management fees on non-equipment assets, excluding cash, are based on 1% of the cost of such assets under management. These investments include the Trust’s interest in Kettle Valley and EFG Kirkwood and C & D IT LLC.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 208 residential units have been constructed and 27 are currently under construction. The Trust has a 25% ownership interest in Kettle Valley through several holding companies.

Equity income and loss from Kettle Valley represents the Trust’s share of the net income and loss from Kettle Valley recorded under the equity method of accounting. The Trust recorded equity loss related to Kettle valley of $0.1 million and $0.2 million for the fiscal years ended 2003 and 2002, respectively. Kettle Valley reported a net loss of $0.4 million and $0.8 million for the fiscal years 2003 and 2002, respectively. The decrease in net loss from 2002 to 2003 is primarily due to a $0.4 million increase in gross profit from land and home sales and a $0.1 million decrease in interest expense.

EFG Kirkwood

The Trust owns 40% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, an affiliated trust, Equis II and Semele. AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood. EFG Kirkwood’s assets consist of two minority interest investments accounted for under the equity method of accounting. The investments consist of an interest in two ski resorts: Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs").

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

Mountain Springs also owns Durango Mountain Land Company which owns 500 acres of real estate to be developed for commercial and residential use.

Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations at Mountain Resort include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

The Trust recorded net income from its equity investment in EFG Kirkwood of $25,000 and a loss of $0.4 million for the years ended December 31, 2003 and 2002, respectively. The increase in net income from the Trust’s equity investment of $0.4 million from 2002 to 2003 is due to improved ski conditions at both Mountain Resort and Mountain Springs during the 2002-2003 ski season as well as an increase in real estate sales.

During the year ended December 31, 2003, EFG Kirkwood recorded net income of $0.1 million compared to a net loss of $1.2 million in 2002. The increase in net income of $1.3 million from fiscal 2002 to 2003 is attributable to EFG Kirkwood’s investment in Mountain Springs and Mountain Resort. EFG Kirkwood’s equity investment in Mountain Springs increased $0.5 million, from a loss of $1.0 million in 2002 to a loss of $0.5 million in 2003. EFG Kirkwood’s equity investment in Mountain Resort increased $0.8 million in 2003 from a loss of $0.2 million in 2002 to net income from the Trust’s investment of $0.6 million.

For the year ended December 31, 2003, Mountain Resort recorded net income of $1.6 million, comprised of $32.5 million in revenues net of $30.9 million in expenses, compared to a net loss of $1.0 million for the year ended December 31, 2002, comprised of $29.5 million in revenues net of $30.5 million in expenses.

Mountain Resort’s revenues were $32.5 million and $29.5 million for the years ended December 31, 2003 and 2002, respectively. The increase in revenues of $3.0 million from 2002 to 2003 is primarily due to an increase in real estate development revenue of $2.8 million, resulting from increased residential home sales. In addition, ski related revenue increased $0.2 million due to an increase in visitors, primarily as a result of improved snowfall levels during the 2002-2003 ski season.

Mountain Resort’s expenses were $30.9 million and $30.5 million for the years ended December 31, 2003 and 2002. Mountain Resort’s expenses are comprised primarily of the operating expenses of the resort and costs of sales and expenses related to real estate development at the resort.

Operating expenses decreased $1.9 million from $24.8 million in 2002 to $22.9 million in 2003. The majority of the decrease is due to a $2.0 decrease in payroll and payroll related costs. The decrease in payroll costs is the result of a decrease in operational support resulting from an overall cost restructuring at the resort during 2003.

Cost of sales and expenses related to real estate development increased $2.3 million, from $5.7 million in 2002 to $8.0 million in 2003. The increase in cost of sales was driven by an increase in the demand for real estate development and an increase in real estate development activity.

For the year ended December 31, 2003, Mountain Springs recorded net income of $5,000, comprised of $20.5 million in revenues net of $20.5 million in expenses, compared to a net loss of $2.6 million for the year ended December 31, 2002, comprised of $17.5 million in revenues net of $20.1 million in expenses.
Mountain Springs’ revenues were $20.5 million and $17.5 million for the years ended December 31, 2003 and 2002, respectively. The increase in revenues of $3.0 million from 2002 to 2003 is primarily due to $2.8 million of revenues recorded related to a consolidated entity developing real estate near the resort, in which Mountain Springs has a controlling ownership. There was no real estate development activity during the year ended December 31, 2002. The remaining increase in revenues of $0.2 million is due to an increase in lift ticket and lodging revenues resulting from an increase in visitors, primarily as a result of improved snowfall levels during the 2002-2003 ski season.
Mountain Springs’ expenses were $20.5 million and $20.1 million for the years ended December 31, 2003 and 2002. Mountain Resort’s expenses are comprised of the operating expenses for the resort and expenses related to the real estate development by a consolidated entity near the resort. The increase in operating expenses of $0.4 million from 2002 to 2003 is primarily due $1.2 million of expenses related to real estate development. The increase in real estate development expenses is offset by a $0.4 million decrease in payroll and payroll related costs. The remaining $0.4 million decrease in operating expenses is primarily due to a $0.2 million decrease in expenses incurred with airline companies to provide direct flights to the resort area. The resort did not enter into these agreements with the airline companies in 2003.

Liquidity and Capital Resources and Discussion of Cash Flows

Cash requirements in 2003 were satisfied through cash flow from operations and proceeds from equipment sales. Future inflows of cash from equipment disposals are not expected to be significant as most of the Trust’s equipment assets have been disposed.

Accounts receivable affiliate increased by $40,000, or 33%. Receivable from affiliates consists of rent or proceeds from the sale of equipment by EFG, an affiliated entity. All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis. In addition in 2003, the Trust sold one of its investments –other to an related party for $0.1 million. The Trust received a note receivable of $0.1 million in connection with the sale of its investment. The increase was offset in, part by a decrease in receivables from affiliates attributable to proceeds due to the Trust associated with the sale of an aircraft in December 2002, which were collected by EFG and paid to the Trust in the first quarter of 2003.

The Trust’s investment in Kettle Valley increased by $0.5 million during 2003 or 15%. The increase is due to the Trust recording a net foreign currency translation adjustment of $0.6 million reflecting a strengthening of the Canadian dollar against the U.S. dollar which is included in accumulated other comprehensive income and reported as part of the statements of changes in participants’ capital . Translation adjustments for prior periods have been immaterial. In addition the Trust recorded equity loss of $0.1 million from Kettle Valley. Kettle Valley did not declare or pay any dividends in 2003.

Investment in EFG Kirkwood increased by $0.3 million or 16% from 2002 to 2003. The increase is attributable in part to equity income of $25,000 recorded during 2003. In addition, an existing owner and an unrelated third party contributed approximately $2.5 million to Mountain Springs. As a result of the capital contribution, EFG Kirkwood’s membership interest in Mountain Springs decreased from 50% to 33%. Mountain Springs used the proceeds from the additional capital contribution to exercise an option to purchase 51% of Durango Mountain Land Company, LLC, a real estate development company owning land in Durango, Colorado. The effect of this transaction on the Trust’s financial statements was to increase its investment in EFG Kirkwood and the corresponding participants’ capital by $0.3 million. EFG Kirkwood did not declare or pay any dividends in 2003.

The Trust’s interest in MILPI decreased by $2.0 million or 21% from 2002 to 2003. The decrease was attributable to an equity loss of $2.1 million recorded during the year. This decrease was offset in part by a net increase its investment in MILPI and the corresponding participants’ capital by $0.1 million. On March 17, 2003, Semele contributed all of its partnership interest in Rancho Malibu Limited Partnership to RMLP, Inc., a subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., an approximate 15% interest in RMLP, Inc. The effect of this transaction on the Trust’s financial statements was to increase its investment in MILPI and the corresponding participants’ capital by $0.8 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Capital as "Increase in capital related to the purchase and issuance of partnership interests of equity investment in Rancho Malibu LP."

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an unrelated third party investor as an additional partner. This partner contributed $2.0 million to the partnership and is the Development General Partner. In addition to the initial contribution, this partner, as the Development General Partner, will be responsible for the coordination and management of the construction activities. In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84") to reflect the issuance of the partnership interest to the additional partner, the Trust recorded a loss of $0.7 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Capital as "Decrease in capital related the admittance of additional partner in Rancho Malibu LP."

The Trust’s interest in C&D IT LLC increased $0.2 million or 16% during from 2002 to 2003. In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional partner, as mentioned above. In accordance with the provisions of SAB 51 and 84 to reflect the issuance of partnership interest to the additional partner, the Trust recorded a gain of $0.2 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Decrease in capital related to the admittance of additional partner in Rancho Malibu LP." This gain is netted against the loss discussed in the preceding paragraph.

Investment – other decreased by $0.2 million or 60% during 2003. In 2003, the Trust sold an investment with a net book value of $38,000 to a related third party for $0.1 million. The Trust received a note receivable of $0.1 million in connection with the sale of its investment. The note receivable was paid in the first quarter of 2004. In addition, management concluded the net book value of this investment may not be recoverable from future discounted cash flows. As a result, the Trust recorded an impairment of this investment of $0.1 million. In addition the decrease is attributable to equity income of $0.1 million recorded related to the Trust investment-other which is accounting for using the equity method.

Other assets decreased by $0.1 million or 51% during 2003. The decrease is attributable to $0.1 million in amortization of deferred financing costs of the Trust’s debt during the year. The decrease was offset in part by an increase in interest receivable of $0.1 million related to the Trust’s loan to Kettle Valley.

Equipment held for lease decreased by $17.6 million or 99% during 2003. This resulted primarily from the Trust’s Boeing 767-300 aircraft being returned to the lender as allowed for in the debt agreement, which reduced equipment held for lease and associated non-recourse debt by $16.1 million. The remaining $1.6 million of the decrease is attributable to depreciation expense recorded during the year.

The Trust’s balance in notes payable decreased by $18.2 million or 100% from 2002 to 2003. A decrease in notes payable of $2.1 million was attributable to principal payments made during the year. In addition, the Trust’s Boeing 767-300 aircraft was returned to the lender as allowed for in the debt agreement, and as mentioned above, the associated non-recourse debt of $16.1 million was removed.

Accrued liabilities decreased by $0.1 million or 42% from 2002 to 2003. The decrease in accrued liabilities is attributable to a $0.1 million decrease in accrued interest related to return of the Trust’s Boeing 767-300 to the lender as mentioned above.

Deferred rental income decreased by $0.3 million or 100% from 2002 to 2003. The deferred rental income at December 31, 2002 consisted of $0.3 million of deferred rental income related to the Trust’s Boeing 767-300 aircraft that was returned to the lender in the fourth quarter of 2003. There were no similar liabilities at December 31, 2003.

Other liabilities decreased by $1.6 million or 100% from 2002 to 2003. As mentioned above, in the fourth quarter 2003, one of the Trust’s aircraft was returned to the lender and the associated residual interest liability was recorded as income.

Minority Interest Investments

The Trust has a minority interest investment in several equipment management and real estate operations, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies could have a material impact to the Trust. A description of the Trust’s minority interest investments and a brief summary of the financial position are summarized below:

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. Kettle Valley has historically operated at a net loss and has sustained negative cash flows from operations. As of December 31, 2003, the company has approximately $0.1 million in cash and $1.2 million in debt to third parties. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. Lot and home sales were 54 and 15, respectively in 2003 compared to 34 lots and 15 homes sold in 2002. Kettle Valley did not pay dividends in 2003 or 2002 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders or outside investors.

EFG Kirkwood

EFG Kirkwood was formed for the purpose of acquiring a minority interest in two real estate investments. The investments consist of an interest in two ski resorts: Mountain Resort and Mountain Springs. EFG Kirkwood has no other significant assets other than its interest in the ski resorts.

Mountain Springs: Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in Purgatory in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood as well as another investor in Purgatory.

At December 31, 2003, Mountain Springs had current assets of $3.1 million, which consisted of cash of $0.7 million, and accounts receivable of $0.9 million and inventories and other assets totaled $1.5 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $29.9 million.

Liabilities totaled approximately $22.8 million at December 31, 2003 and consisted primarily of debt and notes outstanding.

Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of unentitled real estate. Mountain Springs signed an operating agreement in which it was agreed that Durango Mountain Land Company would acquire, develop, and otherwise operate this real estate.

Mountain Resort: Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. The resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Mountain Resort’s primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Mountain Resort declared a $30,000 distribution during 2003. Excess cash flows will be used to finance development on the real estate surrounding the resort.

At December 31, 2003, Mountain Resort had current assets of approximately $12.2 million, which consisted of cash of $7.0 million, accounts receivable of $3.7 million, and inventory and other assets of $1.5 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $38.9 million.

Liabilities were approximately $31.6 million, which consisted primarily of long-term senior notes and affiliated debt.

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

C&D IT LLC

The Trust and Trust D each own 50% of C & D IT LLC, a Delaware limited liability company, to which each Trust contributed $1.0 million. In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional partner, as mentioned above. In accordance with the provisions of SAB 51 and 84 to reflect the issuance of partnership interest to the additional partner, the Trust recorded a gain of $0.2 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Capital as "Decrease in capital related to the admittance of additional partner in Rancho Malibu LP." C & D IT LLC did not pay or declare any dividends in 2003 nor does it expect to in 2004.

MILPI Holdings, LLC

MILPI Holdings, LLC ("MILPI") operates in the equipment management and real estate segment. As of December 31, 2003, MILPI had $18.2 million of equity investments in several equipment leasing programs, which comprised approximately 36% of MILPI’s total assets. At December 31, 2003, MILPI had $4.1 million in cash and cash equivalents which represents 8% of MILPI. At December 31, 2003, MILPI had $11.9 million in railcars held for lease which represented 24% of its total assets. These assets will be sold to affiliated programs or unaffiliated third parties in 2004. MILPI’s assets in Rancho Malibu Limited Partnership totaled $12.1 million at December 31, 2003 representing 24% of its total assets. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI. As of December 31, 2003, the Company had $9.8 million of outstanding borrowings on this facility. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

A wholly owned subsidiary of MILPI, PLM Transportation Equipment Corporation ("TEC"), arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of December 31, 2003, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 487 railcars. During 2004, TEC, an affiliated company, an affiliated program, or an unaffiliated third party will purchase or lease the remaining 355 railcars included in the commitment. The commitment requires a minimum of 30% of the 355 railcars to be purchased, at a cost of $8.4 million. The remaining 70% of the 355 railcars may be leased or purchased. The total purchase price for the 355 railcars is $25.2 million.

In the fourth quarter of 2003, TEC exercised its option to purchase or lease 400 additional railcars under the above agreement, with delivery dates between 2004 and 2005. The total cost for the purchase of all 400 railcars is approximately $28.4 million. In accordance with the agreement, up to 70% of these railcars may be leased. TEC, an affiliated company, an affiliated program, or unaffiliated third party may purchase or lease these railcars.
In the fourth quarter of 2003, TEC also committed to purchase 50 sulfur railcars for $2.9 million. TEC purchased 43 of these cars in the first quarter of 2004 and anticipates it will sell these sulfur railcars to an affiliated investment program or an unaffiliated third party in 2004.

MILPI had positive cash flows from operations of $4.3 million during 2003. Cash flows from operations were used to finance operating costs and purchase additional assets to increase the company’s railcar portfolio. MILPI did not declare or pay dividends to the Trusts in 2003 nor does its anticipate any dividends in 2004.

In March 2003, Semele contributed all of its partnership interest in Rancho Malibu Limited Partnership to RMLP, Inc., a subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., an approximate 15% interest in RMLP, Inc. The effect of this transaction on the Trust’s financial statements was to increase its investment in MILPI and the corresponding participants’ capital by $0.8 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Capital as "Increase in capital related to the purchase and issuance of partnership interests of equity investment in Rancho Malibu LP."

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an unrelated third party investor as an additional partner. This partner contributed $2.0 million to the partnership and is the Development General Partner. In addition to the initial contribution, this partner, as the Development General Partner, will be responsible for the coordination and management of the construction activities. In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84") to reflect the issuance of the partnership interest to the additional partner, the Trust recorded a loss of $0.7 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Decrease in capital related to the admittance of additional partner in Rancho Malibu LP."

In May 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trust’s interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust and Trust C’s non-controlling ownership interest in MILPI increased to 50% per trust.

Outlook for the Future

Several other factors may affect the Trust’s operating performance during the remainder of 2004 and beyond including:

-changes in markets for the Trust’s equipment;
-changes in the regulatory environment in which the Trust’s equipment operates; and
-changes in the real estate markets in which the Trust has ownership interest.

The future out look for the different operating segments of the Trust is as follows:

Real Estate

The Trust has a minority interest in two ski resorts, which are subject to the risks of the tourism industry. The economic downturn in the tourism industry following September 11, 2001, terrorist attacks had an adverse impact on the operating results of the resorts and the Trust. While management cannot determine when the travel industry will strengthen in future years, it is monitoring the travel, tourism and real estate industries. There can be no assurance that the travel and tourism industry will return to its pre-September 11 levels. The resorts have customers who both fly and drive to the resort locations. At this time, management does not believe the economic downturn in the travel industry will recover in the near future.

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

The Trust's involvement in real estate development also introduces financials risk, including the potential need to borrow funds to develop the real estate projects. While the Trust's management presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Trust, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future. Alternatively, the Trust could establish joint ventures with other parties to share participation in its development projects.

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

MILPI’s asset base consists of its interest in the management in several equipment growth funds with limited lives. If MILPI does not find new sources of capital and revenue, its source of revenues and asset base will decrease and eventually terminate as the equipment growth funds liquidate.

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
In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's capital account. At December 31, 2003, the Managing Trustee had a negative capital account balance of $2,000. No such requirement exists with respect to the Special Beneficiary.

Report of Independent Certified Public Accountants

To AFG Investment Trust C

We have audited the accompanying statements of financial position of AFG Investment Trust C as of December 31, 2003 and 2002, and the related statements of operations, changes in participants' capital and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of MILPI Holdings, LLC and subsidiaries for 2002.  Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for MILPI Holdings, LLC and subsidiaries for 2002, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AFG Investment Trust C at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Tampa, Florida
March 26, 2004

INDEPENDENT AUDITORS’ REPORT
The Board of Directors and Members
MILPI Holdings, LLC:

We have audited the consolidated balance sheet of MILPI Holdings, LLC, a Delaware limited liability company, and subsidiaries (the "Company") as of December 31, 2002 and the related statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption in fiscal 2002 of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 28, 2003

AFG INVESTMENT TRUST C
STATEMENTS OF FINANCIAL POSITION
December 31,
(in thousands of dollars, except share amounts)

	2003	2002

Assets

Cash and cash equivalents	$1,698	$1,168
Accounts receivable – affiliate	162	122
Loan receivable - EFG/Kettle Development LLC	528	421
Interest in EFG/Kettle Development LLC	4,235	3,675
Interest in EFG Kirkwood LLC	2,491	2,148
Interest in MILPI Holdings, LLC	7,686	9,688
Interest in C & D IT, LLC	1,157	1,000
Investments – other	105	260
Other assets, net of accumulated amortization
of $137 and $94 at December 31, 2003 and 2002, respectively	173	286
Equipment at cost, net of accumulated depreciation
of $4,440 and $25,913 in 2003 and 2002, respectively	95	17,756

Total assets	$18,330	$36,524

Liabilities and participants' capital

Notes payable	$-	$18,151
Accrued liabilities	202	349
Deferred rental income	-	288
Other liabilities	-	1,597

Total liabilities	202	20,385

Commitments and Contingencies

Participants' capital (deficit):
Managing Trustee	(2)	(30)
Special beneficiary	-	-
Class A beneficiary interests (1,786,753 and 1,787,153
interests At December 31, 2003 and 2002, respectively,
initial purchase price of $25 each)	19,740	18,507
Class B beneficiary interests (3,024,740 interests,
initial purchase price of $5 each)	-	-
Treasury interests (224,261 and 223,861 Class A interests
at December 31, 2003 and 2002, respectively, at cost)	(2,339)	(2,338)
Accumulated other comprehensive income	729	-

Total participants' capital	18,128	16,139

Total liabilities and participants' capital	$18,330	$36,524

AFG INVESTMENT TRUST C
STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(in thousands of dollars, except per share amounts)

	2003	2002

.
Revenue

Lease revenue	$4,214	$5,682
Interest income	70	64
Gain on disposal of equipment	1,037	1,249
Loss on disposal of equipment	(3,882)	(1,474)
Total revenue	1,439	5,521

Expenses

Depreciation and amortization	1,630	2,775
Impairment of equipment	-	599
Impairment of investment – other	67	-
Interest expense	1,303	1,842
Management fees - affiliates	372	434
Operating expenses	500	889
Operating expenses -affiliates	131	201

Total expenses	4,003	6,740

Other Income

Gain on extinguishment of debt	3,882	-
Other income	1,557	-

Total other income	5,439	-

Income (Loss) from Equity Interests

Equity in net loss of Investments –other	(50)	-
Equity in net loss of EFG/Kettle Development LLC	(62)	(241)
Equity in net income (loss) of EFG Kirkwood LLC	25	(484)
Equity in net (loss) income of MILPI Holdings, LLC	(2,063)	493

Total loss from equity interests	(2,150)	(232)

Net income (loss)	$725	$(1,451)

Net income (loss)
per Class A Beneficiary Interest	$0.49	$(0.83)

per Class B Beneficiary Interest	$(0.04)	$-

Average Class A Beneficiary Interests outstanding	1,786,753	1,787,153

Average Class B Beneficiary Interests outstanding	3,024,740	3,024,740

AFG INVESTMENT TRUST C
STATEMENTS OF CHANGES IN PARTICIPANTS’ CAPITAL
For the Years Ended December 31, 2003 and 2002
(in thousands dollars, except shares)

										Accumulated
	Managing	Special								Other
	Trustee	Beneficiary	Class A Beneficiaries		Class B Beneficiaries	-		Treasury		Comprehensive

	Amount	Amount	Interests	Amount	Interests		Amount	Interests	Amount	Income	Total

Balance at December 31, 2002	$ (30)	$ -	1,787,153	$ 18,507	3,024,740		$ -	223,861	$ (2,338)	$ -	$ 16,139

Net income	22	(50)	-	869	-		(116)	-	-	-	725
Foreign currency translation adjustment	-	-	-	-	-		-	-	-	729	729

Comprehensive income											1,454

Class A Interest repurchased	-	-	(400)	-	-		-	400	(1)	-	(1)
Increase in capital related to contributions by other partners of Mountain Springs Resort, LLC	11	26	-	221	-		60	-	-	-	318
Increase in capital related to the purchase and issuance of partnership interests of equity investment in Rancho Malibu LP.	8	63	-	547	-		147	-	-	-	765
Decrease in capital related to the admittance of additional partner in Rancho Malibu LP.	(13)	(39)	-	(404)	-		(91)	-	-	-	(547)

Balance at December 31, 2003	$ (2)	$ -	1,786,753	$ 19,740	3,024,740		$ -	224,261	$ (2,339)	$ 729	$ 18,128

AFG INVESTMENT TRUST C
STATEMENTS OF CASH FLOWS
For the Year Ended December 31,
(in thousands dollars)

	2003	2002

Cash flows provided by (used in) operating activities
Net income (loss)	$ 725	$ (1,451)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,630	2,775
Impairment of equipment	-	599
Gain on sale of equipment	(1,037)	(1,249)
Loss on sale of equipment	3,882	1,474
Gain on extinguishment of debt	(3,882)	-
Gain on removal of liability for residual interest in aircraft	(1,597)	-
Gain on sale of investment - other	(16)	-
Impairment investment – other	67	-
Change in equity interests	1,421	232
Changes in assets and liabilities:
Accounts receivable – affiliate	(40)	(18)
Other assets	124	(21)
Accrued liabilities	(146)	175
Accrued liabilities – affiliates	-	(151)
Deferred rental income	(288)	11
Net cash provided by operating activities	843	2,376

Cash flows provided by (used in) investing activities
Proceeds from equipment sales	1,040	2,722
Investment – other	-	5
Dividend received from EFG Kirkwood, LLC	-	256
Purchase of interest in MILPI Holdings, LLC	-	(2,399)
Acquisition fees paid to affiliate	-	(24)
Dividend received from MILPI Holding, LLC	-	1,747
Purchase of interest in C & D IT, LLC	-	(1,000)
Net cash provided by investing activities	1,040	1,307

Cash flows provided by (used in) financing activities
Repurchase of Class A beneficiary interests	(1)	-
Proceeds from note payable - affiliate	-	720
Principle payments note payable - affiliate	-	(720)
Principal payments - notes payable	(2,081)	(4,232)

Net cash used in financing activities	(2,082)	(4,232)

Net decrease in cash and cash equivalents	(199)	(549)
Effect of foreign exchange rate changes	729	-
Cash and cash equivalents at beginning of year	1,168	1,717

Cash and cash equivalents at end of year	$ 1,698	$ 1,168

Supplemental information
Cash paid during the period for interest	$ 1,308	$ 1,876

Noncash transactions: Increase in interest in MILPI Holdings, LLC related to issuance of partnership interests and purchase of interest in Rancho Malibu	$ 62	$ -

Increase in interest in C & D IT, LLC related to issuance of partnership interests	$ 157	$ -

Increase in capital related to the contributions by the partners of Mountain Springs Resorts, LLC	$ 318	$ -

Decrease in equipment and note payable from disposition of aircraft and extinguishment of debt from return of aircraft to the lender	$ 16,070	$ -

AFG INVESTMENT TRUST C
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND TRUST MATTERS

AFG Investment Trust C (the "Trust") was organized as a Delaware business trust in August 1992. There are 1,786,753 Class A Interests currently outstanding. There are 3,142,083 Class B Interests currently outstanding of which (i) 3,019,220 interests are held by Equis II Corporation ("Equis II"), a wholly owned subsidiary of Semele Group Inc. ("Semele"), and (ii) 5,520 interests are held by ten other Class A investors. The Class A and Class B Interest holders are collectively referred to as the "Beneficiaries".

The Trust’s Managing Trustee is AFG ASIT Corporation, a Massachusetts corporation and a subsidiary of Equis II Corporation. The Special Beneficiary is Semele Equis Financial Group Limited Partnership ("EFG") an affiliate of Semele and Equis II acts as Advisor to the Trust and provides services in connection with the acquisition and remarketing of the Trust's equipment assets. The Managing Trustee is responsible for the general management and business affairs of the Trust. Except with respect to "interested transactions", Class A Interests and Class B Interests have identical voting rights and, therefore, Equis II Corporation generally has control over the Trust on all matters on which the Beneficiaries may vote. With respect to interested transactions, Equis II must vote its Class B interests the same as a majority of the Class A Interests have been voted.

Pursuant to the Trust Agreement, each distribution is made 90.75% to the Beneficiaries, 8.25% to the Special Beneficiary and 1% to the Managing Trustee.

Under the terms of the management agreement between the Trust and EFG, management services are provided by EFG to the Trust for fees, as stated in the agreement.

EFG is controlled by Equis Corporation, a Massachusetts corporation owned and controlled entirely by Gary D. Engle, its President, Chief Executive Officer and sole Director. Mr. Engle is also the Chief Executive Officer and Chairman of the Board of Semele.

The Trust has not adopted a formal plan of liquidation as of December 31, 2003, therefore the financials statements are not recorded under the liquidation basis of accounting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Trust classifies any amounts on deposits in banks and all highly liquid investments purchased with an original maturity of three months or less as cash and cash equivalents.

Revenue Recognition

Rents are payable to the Trust monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date, which is December 31, 2004. In such situations the Managing Trustee and the Trust’s advisor would seek to sell the then-remaining equipment assets at dissolution either to the lessee or to a third party. Future minimum rents of approximately $0.1 million are due in 2004 and $37,000 in 2005 and there after.

In the fourth quarter of 2003, the Trust returned its Boeing 767-300 aircraft to the lender at the expiration of its lease as allowed for in the debt agreement. The related non-recourse debt associated with the aircraft was retired. As a result of the transaction the Trust recognized a loss on the disposal of equipment to the lender, C.I.T. Leasing Corporation, of $3.9 million which is included total revenues for the year ended December 31, 2003.

Customers which accounted for 10% or more of total revenue in the years ended December 31, 2003 and 2002 is as follows (in thousands of dollars):

		% of Total		% of Total
	2003	Revenue	2002	Revenue

Scandinavian Airlines System	$ (809)	(56)%	$ 3,358	61%
Hyundai Electronics America, Inc.	$ 1,802	125%	$ 1,147	21%

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Estimated Fair Value of Financial Instruments

The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of notes payable approximates its fair value due to the variable interest rate on the debt.

Equipment on Lease

All equipment was acquired from EFG, one of its affiliates, or unaffiliated third parties. The Trust has capitalized costs to acquire the equipment which include acquisition fees paid to EFG. The cost of equipment acquired from EFG, or an affiliate reflects the actual price paid for the equipment by EFG or the affiliate plus all actual costs incurred by EFG or the affiliate while carrying the equipment, including all liens and encumbrances, less the amount of all primary term rents earned by EFG or the affiliate prior to selling the equipment. The cost of equipment purchased from a third party is the amount paid to the unaffiliated third party.

Generally, the costs associated with maintaining, insuring and operating the Trust’s equipment are incurred by the respective lessees pursuant to the terms specified in their individual lease agreements with the Trust. When the Trust incurs repairs and maintenance costs, the expenses are charged when incurred.

The estimated residual value of leased assets is determined based on market information, offers for similar types of assets and overall industry expertise.

Depreciation and Amortization

The Trust's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life to its residual value.

The Trust amortizes deferred financing costs over the life of the related debt on a straight line basis which is not materially different than the effective interest method.

Goodwill

The Trust adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 requires the identification of reporting units for purposes of assessing potential future impairments of goodwill. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Fair value of the asset is calculated using valuation models which utilize the expected future cash flows of the Trust.

Equity Ownership Investments

Equity securities that are not publicly traded are accounted for in accordance with Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock." If the Trust’s ownership interest in the investment enables the Trust to influence the operating financial decisions of the investee, the investment is accounted for under the equity method of accounting. Otherwise, the investment is accounted for under the cost method of accounting. The equity method of accounting is discontinued when the investment is reduced to zero and does not provide for additional losses unless the Trust has guaranteed obligations of the investee or is otherwise committed to provide further financial support to the investment.

Whenever circumstances indicate an impairment exists, the Trust evaluates the fair value of the investment. The fair value of the equity investment is based on current market prices, management’s market knowledge and on a valuation models which include expected future cash flows of the investment. If the fair value of the investments is below the carrying value, a loss is recorded.

The Trust defines control as the ability of an entity or person to direct the policies and management that guide the ongoing activities of another entity so as to increase its benefits and limits its losses from that other entity’s activities without the assistance of others.

Impairment of Long-Lived Assets

The Trust accounts for impairment of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, the Trust evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Whenever circumstances indicate that an impairment may exist, the Trust evaluates future cash flows of the asset to the carrying value. If projected undiscounted future cash flows are lower than the carrying value of the asset, a loss is recorded. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset is determined based on a valuation model which includes expected future cash flows of the asset, current market prices and management’s market knowledge. The fair market value of long-lived assets secured by non-recourse debt is determined based on a valuation model which includes expected future cash flows and the recoverable value. If the Trust decides to return the asset to the lender, the recoverable value will not be less than the balance of the non-recourse debt.

The Managing Trustee evaluates the realizable value of significant equipment assets, such as aircraft, individually. All other assets are evaluated collectively by equipment type unless the Managing Trustee learns of specific circumstances, such as a lessee default, technological obsolescence, or other market developments, which could affect the net realizable value of particular assets. Adjustments to reduce the net carrying value of equipment are recorded in those instances where estimated net realizable value is considered to be less than net carrying value and are reflected separately on the accompanying Statements of Operations as impairment of equipment.

Contingencies

To the extent that the Trust has a contingent liability, meaning generally a liability the payment of which is subject to the outcome of a future event, the Trust recognizes a liability in accordance with SFAS No. 5 "Accounting for Contingencies". SFAS No. 5 requires the recognition of contingent liabilities when the amount of liability can be reasonably estimated and the liability is probable.

Allocation of Net Income or Loss

Net income or loss is allocated quarterly, first to eliminate any participant's negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between the Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balances of the Class A Beneficiaries; and third, any remainder to the Managing Trustee. However, in no event shall there be allocated to the Managing Trustee less than 1% of the profits or losses of the Trust.

The allocation of net income or loss pursuant to the Trust Agreement for income tax purposes differs from the foregoing and is based upon government rules and regulations for federal income tax reporting purposes and assumes, for each income tax reporting period, the liquidation of all of the Trust's assets and the subsequent distribution of all available cash to the Participants. For income tax purposes, the Trust adjusts its allocations of income and loss to the Participants so as to cause their capital account balances at the end of the reporting period to be equal to the amount that would be distributed to them in the event of a liquidation and dissolution of the Trust. This methodology does not consider the costs attendant to liquidation or whether the Trust intends to have future business operations.

The unaudited table below includes detail of the allocation of income (loss) in each of the quarters for the years ended December 31, 2003 and 2002 (in thousands of dollars):

						Accumulated
	Managing	Special	Class A	Class B		Other
	Trustee	Beneficiary	Beneficiaries	Beneficiaries	Treasury	Comprehensive
	Amount	Amount	Amount	Amount	Interests	Income	Total

December 31, 2001	$ (57)	$ -	$ 19,985	$ -	$ (2,338)	$ -	$ 17,590

Net income	72	123	1,066	287	-	-	1,548

March 31, 2002	15	123	21,051	287	(2,338)	-	19,138

Net loss	(27)	(123)	(763)	(287)	-	-	(1,200)

June 30, 2002	(12)	-	20,288	-	(2,338)	-	17,938

Net loss	(11)	-	(1,111)	-	-	-	(1,122)

September 30, 2002	(23)	-	19,177	-	(2,338)	-	16,816

Net loss	(7)	-	(670)	-	-	-	(677)

December 31, 2002	(30)	-	18,507	-	(2,338)	-	16,139

Class A Interest repurchased	-	-	-	-	(1)	-	(1)
Net income	45	125	1,081	291	-	-	1,542

March 31, 2003	15	125	19,588	291	(2,339)	-	17,680

Foreign currency translation adjustment	-	-	-	-	-	453	453
Increase in capital related to the purchase of partnership interests of equity investment in Rancho Malibu LP	13	111	959	258	-	-	1,341
Net loss	(7)	(58)	-	(136)	-	-	(201)

June 30, 2003	21	178	20,547	413	(2,339)	453	19,273

Foreign currency translation adjustment	-	-	-	-	-	(19)	(19)
Net loss	(11)	(91)	-	(212)	-	-	(314)

September 30, 2003	10	87	20,547	201	(2,339)	434	18,940

Foreign currency translation adjustment	-	-	-	-	-	295	295
Increase in capital related to the contributions by other partners of Mountain Springs Resort, LLC.	11	26	221	60	-	-	318
Decrease in capital related to the admittance of additional partner in Rancho Malibu LP.	(18)	(87)	(816)	(201)	-	-	(1,122)
Net loss	(5)	(26)	(212)	(60)	-	-	(303)

December 31, 2003	$ (2)	$ -	$ 19,740	$ -	$ (2,339)	$ 729	$ 18,128

Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2003 presentation.

Net Income (Loss)

Net income (loss) per Class A Beneficiary Interest are based on weighted average Class A Beneficiary Interests outstanding, 1,787,153 and 1,786,753 at December 31, 2002 and 2003. Net income (loss) per Class B Beneficiary Interest are based on 3,024,740 Class B Beneficiary Interests outstanding

Provision for Income Taxes

No provision or benefit from income taxes is included in the accompanying financial statements. The Participants are responsible for reporting their proportionate shares of the Trust's taxable income or loss and other tax attributes on their separate tax returns.

New Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Trust to evaluate all existing arrangements to identify situations where the Trust has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Trust to consolidate the variable interest entities’ financial statements with its own. The Trust is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Trust will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the Trust is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Trust.

NOTE 3 - EQUIPMENT

Historically, the Trust's equipment portfolio has included certain assets in which the Trust held a proportionate ownership interest. In such cases, the remaining interests were owned by an affiliated trust. Proportionate equipment ownership enabled the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk, which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

The following is a summary of equipment owned by the Trust at December 31, 2003 and December 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from December 31, 2003 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease term equal to zero reflects equipment either off-lease or being leased on a month-to-month basis. Equipment consists of the following at December 31, 2003 and December 31, 2002 (in thousands of dollars):

	Remaining
	Lease Term as of
	December 31, 2003
Equipment Type	(Months)	December 31, 2003	December 31, 2002

Manufacturing	0	$ 2,540	$ 8,857
Materials handling	0	1,743	2,003
Locomotives	0	196	196
Aircraft	0	-	30,896
Other	0	56	1,717

Total equipment cost	-	4,535	43,669
Accumulated depreciation	-	(4,440)	(25,913)

Equipment, net of accumulated depreciation	-	$ 95	$ 17,756

Depreciation expense on equipment was $1.6 million and $2.7 million for the years ended December 31, 2003 and 2002, respectively.

The summary above includes off-lease equipment at December 31, 2003 held for re-lease with an original cost of $0.4 million and a net book value of $5,000.

During the year ended December 31, 2003, the Trust disposed of equipment with a net book value of $3,000 for $1.0 million in cash proceeds, resulting in a gain of $1.0 million.

In the fourth quarter of 2003, the Trust returned its Boeing 767-300 aircraft to the lender at the expiration of its lease as allowed for in the debt agreement. The related non-recourse debt associated with the aircraft was retired. As a result of the transaction the Trust recognized a loss on the disposal of equipment of $3.8 million and a corresponding gain on extinguishment of non-recourse debt of $3.8 million.

In addition, in a prior year the Trust and Trust D sold a residual interest in a Boeing 767-300 aircraft owned by the Trust and Trust D and leased to an independent third party for approximately $3.0 million ($1.5 million or 50% to the Trust), which was subordinate to certain preferred payments to be made to the Trust and Trust D in connection with the sale of aircraft. Payment of the residual interest was due only to the extent that the Trust receives net residual proceeds from the sale of the aircraft. The residual interest was non-recourse to the Trust and was included in Other Liabilities on the accompanying Statements of Financial Position at December 31, 2002. In the fourth quarter 2003, the aircraft was returned to the lender, no amounts were payable by the Trust for the residual interest. Therefore the residual interest liability was recorded as a income under "Other income" in the Statement of Operations

No impairments to equipment were required in the year ended December 31, 2003. During the year ended December 31, 2002, as a result of a continuous decrease in market demand for aircraft due to the deterioration in the airline industry following the events of September 11, 2001, the Trust determined the projected future undiscounted cash flows were lower than the carrying value of its aircraft. For the year ended December 31, 2002, the Trust recorded a write-down of equipment of $0.6 million, which represented an impairment to the carrying value of the Trust’s interest in a McDonnell Douglas MD-87 aircraft.

NOTE 4 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Trust and Trust D each own 50% of EFG/Kettle Development LLC ("Kettle Valley"), a Delaware limited liability company, which owns a non-controlling 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada, called Kettle Valley.

The Trust’s ownership interest in Kettle Valley is accounted for on the equity method. The Trust recorded a loss of $0.1 million and $0.2 million during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Trust recorded a net foreign currency translation adjustment of $0.7 million reflecting a strengthening of the Canadian dollar against the U.S. dollar which is included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital .

The table below provides Kettle Valley Development Limited Partnership’s ("KVD LP") summarized consolidated balance sheets as of December 31, 2003 and 2002 (in thousands of dollars):

	December 31, 2003	December 31, 2002

Total assets	$17,427	$15,479
Total liabilities	4,229	4,339

Net equity	$13,198	$11,140

The table below provides KVD LP’s summarized consolidated statements of operations data for the years ended December 31, 2003 and 2002 (in thousands of dollars):

	December 31, 2003	December 31, 2002

Total revenues	$5,852	$3,679
Total expenses	6,094	4,469

Net loss	$(242)	$(790)

NOTE 5 - INTEREST IN EFG KIRKWOOD LLC

The Trust, Trust D and two an affiliated corporations, Equis II and Semele, own EFG Kirkwood LLC ("EFG Kirkwood"). The Trust, Trust D and Equis II collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Trust holds a non-controlling 40% of EFG Kirkwood’s Class A membership interests.

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. The Trust recorded income of $25,000 and a loss of $0.5 million for the fiscal years ended December 31, 2003 and 2002, respectively, which represented its pro-rata share of the net loss of EFG Kirkwood. In addition, an existing owner and an unrelated third party contributed approximately $2.5 million to Mountain Springs Resorts, LLC ("Mountain Springs"). As a result of the capital contribution, EFG Kirkwood’s membership interest in Mountain Springs decreased from 50% to 33%. Mountain Springs used the proceeds from the additional capital contribution to exercise an option to purchase 51% of Durango Mountain Land Company, LLC, a real estate development company owning land in Durango, Colorado. The effect of this transaction on the Trust’s financial statements was to increase its investment in EFG Kirkwood and the corresponding participants’ capital by $0.3 million. On December 20, 2002, EFG Kirkwood declared and paid a dividend of $0.6 million, of which the Trust received $0.3 million. EFG Kirkwood did not declare or pay any dividends in 2003.

The table below provides EFG Kirkwood’s summarized consolidated balance sheets as of December 31, 2003 and 2002, respectively (in thousands of dollars):

	December 31, 2003	December 31, 2002

Total assets	$6,434	$6,373
Total liabilities	-	-

Net equity	$6,434	$6,373

The table below provides EFG Kirkwood’s summarized consolidated statements of operations data for the years ended December 31, 2003 and 2002, respectively (in thousands of dollars):

	December 31, 2003	December 31, 2002

Equity income (loss) on investments	$61	$(1,208)

EFG Kirkwood owns membership interests in Mountain Resort Holdings LLC ("Mountain Resort") and Mountain Springs Resort LLC ("Mountain Springs"). The table below provides comparative summarized statements of operations data for Mountain Resort and Mountain Springs for the years ended December 31, 2003 and 2002. The operating companies have a fiscal year end of April 30th which is different from the Trust (in thousands dollars).

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Mountain Resorts
Total revenues	$32,475	$29,462
Total expenses	30,884	30,502

Net income (loss)	$1,591	$(1,040)

Mountain Springs
Total revenues	$20,473	$15,198
Total expenses	20,468	17,834

Net income (loss)	$5	$(2,636)

EFG Kirkwood guarantees the payment of obligations under a revolving line of credit between Purgatory and a third party lender. Another shareholder in Purgatory also guaranteed this line of credit. Either party may be called on by the lender to fulfill Purgatory’s obligations. The amount of the guarantee consists of the outstanding balance of the line of credit which cannot exceed the principal balance of $3.5 million. As of December 31, 2003, Purgatory had an outstanding balance of $0.5 million on the line of credit which expires in October 2004.

NOTE 6 - INTEREST IN MILPI HOLDINGS, LLC

The Trust has a non-controlling ownership interest in MILPI Holding, LLC ("MILPI"), which is accounted for on the equity method.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr. Coyne, who are directors and officers of the Trust, respectively, are also officers and directors of, and own significant stock in Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI.

At January 1, 2002, the Trust and three affiliated trusts through MILPI, owned 83% of PLM, an equipment management company. At that date, the Trust owned 34% of MILPI. On February 6, 2002, the Trust and three affiliates trusts through MILPI, completed their acquisition of PLM by purchasing the remaining 17% of the outstanding PLM common stock The remaining interest was purchased for $4.4 million at the $3.46 per common share which was financed by the Trust and Trust D. The Trust’s portion of the purchase price was $2.4 million which included transaction costs of $24,000 representing, a 1% acquisition fee paid to a wholly-owned subsidiary of Semele. The acquisition resulted in goodwill of approximately $3.5 million. Due to the February 6, 2002 acquisition, the Trust’s ownership interest in MILPI increased from 34% to 38%.

MILPI accounted for the acquisition of the stock of PLM using the purchase method of accounting. In accordance with SFAS No. 141, MILPI allocated the total purchase price to the assets acquired and liabilities assumed based on the respective fair market values at the date of acquisition.

In March 2003, Semele contributed all of its partnership interest in Rancho Malibu Limited Partnership to RMLP, Inc., a subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., an approximate 15% interest in RMLP, Inc. The effect of this transaction on the Trust’s financial statements was to increase its investment in MILPI and the corresponding participants’ capital by $0.8 million. The transaction is reflected in the accompanying Statement of Changes in Participants' Equity as "Increase in capital related to issuance of partnership interest in equity investment."

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an unrelated third party investor as an additional partner. This partner contributed $2.0 million to the partnership and is the Development General Partner In accordance with the provisions of SEC Staff Accounting Bulletin No. 51 and 84 ("SAB 51 and 84") to reflect the issuance of the partnership interest to the additional partner, MILPI decreased its investment in Rancho Malibu LP and therefore the Trust decreased its investment in MILPI by $0.7 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Capital as "Decrease in capital related to the admittance of additional partner in Rancho Malibu LP."

In May 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trust’s interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust and Trust C’s ownership interest in MILPI increased to 50% per trust.

The Trust’s non-controlling ownership interest in MILPI is accounted for on the equity method and the Trust recorded a loss of approximately $2.1 million and income $0.5 million for the fiscal years ending 2003 and 2002, respectively. During 2002, MILPI declared and paid cash dividends totaling $4.7 million. The Trust’s share of the dividend was $1.7 million. No dividends were declared or paid in 2003.

The tables below provide summarized consolidated balance sheet data as of December 31, 2003 and 2002, and consolidated statement of operations data for MILPI for the years ended December 31, 2003 and 2002, respectively (in thousands of dollars):

	December 31, 2003	December 31, 2002

Total assets	$48,324	$44,400
Total liabilities	31,951	18,440
Minority interests	1,104	-

Equity	$15,269	$25,960

. .	Year Ended	Year Ended
.	December 31, 2003	December 31, 2002

Total revenues	$7,589	$5,228
Equity income in managed programs	729	133
Total expenses	(14,142)	(3,478)
Other income, net	82	268
Minority interests	-	(40)
Provision for taxes	(147)	(774)

Net (loss) income	$(5,889)	$1,337

Included in total expenses for fiscal 2003 is a loss on impairment of goodwill of $8.1 million. The amount of the impairment was determined by comparing the fair value of MILPI equipment segment to the carrying value of that segment including goodwill.

NOTE 7 – INTEREST IN C & D IT LLC

The Trust and Trust D each own 50% of C & D IT LLC, a Delaware limited liability company, to which each Trust contributed $1.0 million, for a 25% interest in the Rancho Malibu Limited Partnership. The Trust’s ownership interest in C & D IT LLC is accounted for on the equity method.

In the second quarter of 2003, Rancho Malibu amended its partnership agreement to include an additional partner, as mentioned above. In accordance with the provisions of SAB 51 and 84 to reflect the issuance of partnership interest to the additional partner, the Trust increased its investment in C & D IT LLC by $0.2 million. The transaction is reflected as an equity transaction in the accompanying Statement of Changes in Participants' Equity as "Decrease in capital related to issuance of partnership interest in equity investment in Rancho Malibu LP."

NOTE 8 - RELATED PARTY TRANSACTIONS

Various operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the twelve months ended December 31, 2003 and 2002, which were paid or accrued by the Trust to EFG, are as follows (in thousands of dollars):

	Year Ended December 31, 2003	Year Ended December 31, 2002

Acquisition fees	$-	$24
Management fees	372	434
Administrative charges	131	201

Total	$503	$659

As provided under the terms of the Trust Agreement, EFG is compensated for its services to the Trust. Such services include all aspects of acquisition, management and sale of equipment. Acquisition fees associated with non-equipment are 1% of the Asset Base Price. For management services, EFG is compensated by an amount equal to (i) 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Trust with respect to equipment acquired on or prior to September 2, 1997. For non-equipment assets other than cash, the Managing Trustee receives an annualized management fee of 1% of such assets under management. Compensation to EFG for services connected to the disposition of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to payout to the Class A and Class B beneficiaries as defined in the Trust Agreement. This fee and the other fees described above are subject to certain limitations defined in the Trust Agreement.

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust.

All rents and proceeds from the disposition of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At December 31, 2003, the accounts receivable – affiliates include $0.1 million by EFG for such funds and the interest thereon. These funds were remitted to the Trust in January 2004. In addition in 2003, the Trust sold one its investments –other to an related party for $0.1 million. The Trust received a note receivable of $0.1 million in connection with the sale of its investment.

In March 2003, Semele contributed all of its partnership interest in Rancho Malibu Limited Partnership to RMLP, Inc., a subsidiary of MILPI, in exchange for $5.5 million in cash, a $2.5 million promissory note and 182 shares of common stock of RMLP, Inc., an approximate 15% interest in RMLP, Inc.

In May 2003, MILPI acquired AFG Investment Trust A and B Liquidating Trust’s interest in MILPI for $5.4 million. The acquisition was financed through MILPI’s existing cash reserves. As a consequence of the acquisition, the Trust and Trust D’s ownership interest in MILPI increased to 50% per trust.

NOTE 9 - NOTES PAYABLE

Notes payable at December 31, 2002 consisted of an installment note of $18.1 million. The notes had a fixed interest rate of 9%. The installment note was non-recourse and collateralized by the Trust’s Boeing 767-300 aircraft and the assignment of the related lease payments. During 2003, this note was partially paid off by the remaining contracted lease payments.

In the fourth quarter of 2003, the Trust returned its Boeing 767-300 aircraft to the lender at the expiration of its lease as allowed for in the debt agreement. The related non-recourse debt associated with the aircraft was retired. As a result of the transaction the Trust recognized a loss on the disposal of equipment of $3.8 million and a corresponding gain on extinguishment of non-recourse debt of $3.8 million.

NOTE 10 – CONTINGENCIES

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

NOTE 11 - INCOME TAXES

The Trust is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Trust.

For financial statement purposes, the Trust allocates net income quarterly first, to eliminate any Participant's negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between the Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balances of the Class A Beneficiaries; and third, any remainder to the Managing Trustee. This convention differs from the income or loss allocation requirements for income tax and Dissolution Event purposes as delineated in the Trust Agreement. For income tax purposes, the Trust allocates net income or net loss in accordance with the provisions of such agreement. Pursuant to the Trust Agreement, upon dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's capital account.

The following is a reconciliation between net income (loss) reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2003 and 2002 (in thousands of dollars):

	2003	2002

.
Net income (loss)	$725	$(1,451)
Tax depreciation in less than
financial statement depreciation	280	(1,360)
Tax gain (loss) in excess of book gain (loss) on sale	7,757	1,964
Recognize pass through income	-	1,145
Reverse income from corporate investment	2,978	1,367
Deferred rental income	-	10
Impairment of equipment	67	599

Net income for federal income tax
reporting purposes	$11,807	$2,274

The following is a reconciliation between participants' capital reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2003 and 2002 (in thousand of dollars):

.	2003	2002

.
Participants' capital	$18,128	$16,139
Add back selling commissions and organization
and offering costs	4,922	4,922
Deferred step-down of capital basis	(690)	(690)
Cumulative difference between federal income tax
and financial statement net loss	(2,774)	(12,592)

Participants' capital for federal income tax reporting purposes	$19,586	$7,779

NOTE 12 - SEGMENT REPORTING

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the majority of the Trust's equity interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its newly formed subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the years ended December 31, 2003 and 2002 is summarized below (in thousands of dollars).

For the Twelve Months Ended	Equipment	Equipment	Real
December 31, 2003	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$4,214	$-	$-	$-	$ 4,214
Interest income	1	-	57	12	70
Gain on disposal of equipment	1,037	-	-	-	1,037
Loss on disposal of equipment	(3,882)	-	-	-	(3,882)
Total revenue	1,370	-	57	12	1,439

Expenses:
Depreciation and amortization	1,630	-	-	-	1,630
Impairment of investment - other	-	-	-	67	67
Interest expense	1,303	-	-	-	1,303
Management fees - affiliates	188	98	85	1	372
Operating expenses	45	-	-	455	500
Operating expenses - affiliates	131	-	-	-	131

Total expenses	3,297	98	85	523	4,003

Other Income:
Gain on extinguishment of debt	3,882	-	-	-	3,882
Other income	1,557	-	-	-	1,557

Total other income	5,439	-	-	-	5,439

Equity Interests:
Equity in net loss of Investment - other	-	-	(50)	-	(50)
Equity in net income of EFG/Kettle Development LLC	-	-	(62)	-	(62)
Equity in net income of EFG Kirkwood LLC	-	-	25	-	25
Equity in net loss of MILPI Holdings, LLC	-	(1,948)	(115)	-	(2,063)

Total (loss) income from equity interests	-	(1,948)	(202)	-	(2,150)

Net income (loss)	$3,512	$(2,046)	$(230)	$(511)	$ (725)

Total assets as of December 31, 2003	$280	$6,269	$10,078	$1,703	$ 18,330

For the Twelve Months Ended	Equipment	Equipment	Real
December 31, 2002	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$5,682	$-	$-	$-	$ 5,682
Interest income	1	-	49	14	64
Gain on sale of equipment	1,249	-	-	-	1,249
Loss on sale of equipment	(1,474)				(1,474)

Total revenue	5,458	-	49	14	5,521

Expenses:
Depreciation and amortization	2,775	-	-	-	2,775
Impairment of equipment	599				599
Interest expense	1,814	28	-	-	1,842
Management fees - affiliates	250	98	85	1	434
Operating expenses	86	-	-	803	889
Operating expenses - affiliates	201	-	-	-	201

Total expenses	5,725	126	85	804	6,740

Equity Interests:
Equity in net loss of EFG/Kettle Development LLC	-	-	(241)	-	(241)
Equity in net loss of EFG Kirkwood LLC	-	-	(484)	-	(484)
Equity in net income of MILPI Holdings, LLC	-	493	-	-	493

Total income (loss) from equity interests	-	493	(725)	-	(232)

Net (loss) income	$(267)	$367	$(761)	$(790)	$ (1,451)

Total assets as of December 31, 2002	$18,082	$9,688	$7,476	$1,278	$ 36,524

Capital Expenditures	$-	$2,423	$1,000	$-	$ 2,423

NOTE 13 – GEOGRAPHIC INFORMATION

The Trust owns leased equipment and equity interest investments that either operate or are leased in countries outside the United States. A limited number of the Trust’s transactions are denominated in foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

Equipment leasing revenues from foreign lessees are generated from aircraft leases. During 2003, the Trust had an aircraft leased in Sweden. During 2002, the Trust had two aircraft which were domiciled outside the United States, one each in Sweden and Mexico. During 2003, equity income (loss) generated from countries outside the United States consists of the Trust’s interest in Kettle Valley which is located in Kelowna, British Columbia in Canada.

The table below sets forth total revenues and equity income (loss) by operating segment and geographic region for the Trust's leasing equipment and minority interest investments for the years ended December 31(in thousands of dollars):

	Equipment Leasing		Equipment Management		Real Estate
Region	2003	2002	2003	2002	2003	2002

Revenues
United States	$2,179	$1,961	$-	$-	$57	$49
Sweden	(809)	3,358	-	-	-	-
Mexico	-	139	-	-	-	-

Total revenues	$1,370	$5,458	$-	$-	$57	$49

Equity Interest
United States	$-	$-	$(1,948)	$493	$(140)	$(484)
Canada	-	-	-	-	(62)	(241)

Equity (loss) income	$-	$-	$(1,948)	$493	$(202)	$(725)

The table below sets forth total assets organized by operating segment and geographic region as of December 31, 2003 and 2002, respectively (in thousands of dollars):

	Equipment Leasing		Equipment Management		Real Estate
Region	2003	2002	2003	2002	2003	2002

United States	$1,983	$2,709	$6,269	$9,688	$5,209	$3,148
Sweden	-	16,855	-	-	-	-
Canada	-	-	-	-	4,869	4,124

Total assets	$1,983	$19,564	$6,269	$9,688	$10,078	$7,272