Form 10-K/A
period 2002-12-31
AFG INVESTMENT TRUST C
filed 2004-05-13
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- K/A
Amendment No. 3

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

Shares of Class A interests outstanding as of May 13, 2004: 1,786,753
Shares of Class B interests outstanding as of May 13, 2004: 3,024,740
(Title of class)

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

EXPLANATORY NOTE

AFG Investment Trust C (the “Trust”) hereby amends Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2002 (the “Original Filing”) filed with the Securities and Exchange Commission on March 31, 2003 and Form 10-K/A No. 1 and Form 10-K/A No. 2 (“Amended Filings”) filed with the Securities and Exchange Commission on December 15, 2003 and January 21, 2004, respectively.

Item 15 of Part IV is herein amended by amending Item 15(d) (ii) to include the restated EFG Kirkwood, LLC December 31, 2002 Statement of Financial Position, described in footnote 2 and to add footnote 10 to the audited financial statements of EFG Kirkwood, LLC as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 to include the consolidating balance sheets and consolidating statements of operations of Mountain Springs Resorts, LLC as of December 31, 2002 and 2001 and for the three years ended December 31, 2002, respectively.

At December 31, 2002, 2001 and 2000, EFG Kirkwood, LLC owned membership interests in Mountain Resort Holdings LLC and Mountain Springs Resorts, LLC. As disclosed in footnote 1 of the audited financial statements of EFG Kirkwood, LLC included in Item 15(d)(ii), at December 31, 2002 and 2001, EFG Kirkwood, LLC owned approximately 33% and 50%, respectively, of the common member interests of Mountain Springs Resorts, LLC. Mountain Springs Resorts, LLC, through its wholly owned subsidiary, Durango Resort, LLC, owns 80% of the common member interests and 100% of the Class B preferred member interests of DSC/Purgatory, LLC, which owns and operates the Durango Mountain Resort in Durango, Colorado.

Item 15(d)(iii) includes the audited consolidated financial statements of Mountain Springs Resorts, LLC as of and for the year ended December 31, 2002.

Item 15(d)(iv) includes the audited consolidated financial statements of DSC/Purgatory LLC as of April 30, 2003 and 2002 and for the year ended April 30, 2003 and the eleven months ended April 30, 2002.

Item 15 of Part IV is also amended by amending Item 15(d) (iii) to include the city and state where Ernst & Young’s Report of Independent Certified Public Accountant was issued for the DSC/Purgatory LLC consolidated financial statements as of April 30, 2003 and 2002 and for the year ended April 30, 2003 and the eleven months ended April 30, 2002, in accordance with Regulation S-X Rule 2-02(a)(3).

Any Item in the Original Filing and Amended Filings not expressly changed hereby shall be as set forth in the Original Filing and Amended Filings. This report speaks as of the original and amended filing dates and, except as indicated, has not been updated to reflect events occurring subsequent to the original and amended filing dates.

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
Date: May 13, 2004

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
Date: May 13, 2004

Certification:

I, Gary D. Engle, certify that:

1.   I have reviewed this annual report on Form 10-K/A Amendment No. 3 of AFG Investment Trust C;

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            /s/ Gary D. Engle
           Gary D. Engle
President of AFG ASIT Corporation,
the Managing Trustee of the Trust
(Principal Executive Officer)
    Date: May 13, 2004

Certification:

I, Richard K Brock, certify that:

1.   I have reviewed this annual report on Form 10-K/A Amendment No. 3 of AFG Investment Trust C;

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

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            /s/ Richard K Brock
                  Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
Date: May 13, 2004

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Exhibit
Number

99.1	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

99.2	Certificate of the Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley

(d) Financial Statement Schedules

(ii) Financial Statements for EFG Kirkwood, LLC as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 and Report of Independent Certified Public Accountants and Report of Predecessor Independent Auditors.

(iii) Consolidated Financial Statements for Mountain Springs Resorts, LLC as of and for the year ended December 31, 2002 with Report of Independent Certified Public Accountants.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFG Kirkwood LLC at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements for the year ended December 31, 2002 have been restated as discussed in Note 2.

/S/ ERNST & YOUNG LLP

Tampa, Florida
July 25, 2003

Independent Auditor’s Report

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

               /s/ Moss Adams LLP

Stockton, California
April 12, 2002

EFG Kirkwood LLC
STATEMENTS OF FINANCIAL POSITION
December 31,

.	2002	2001

ASSETS	(restated)	(unaudited)

Cash	$ 1,690	$ --
Advances to and membership interests in:
Mountain Resort Holdings, LLC	5,765,774	6,647,792
Mountain Springs Resorts, LLC	605,971	777,005

Total assets	$ 6,373,435	$ 7,424,797

LIABILITIES

Total liabilities	--	--

MEMBERS’ CAPITAL

Members’ capital:
Class A	6,373,435	7,424,797
Class B	--	--

Total members’ capital	6,373,435	7,424,797

Total liabilities and members’ capital	$ 6,373,435	$ 7,424,797

The accompanying notes are an integral part of the financial statements.

EFG Kirkwood LLC
STATEMENTS OF OPERATIONS
For the years ended December 31,

. . . . .	. . . . 2002	. . . . 2001	. . . . 2000

(unaudited)
Income (loss) from advances to and membership interests in: Mountain Resort Holdings, LLC	$ (181,106)	$ 15,634	$ (390,191)
Mountain Springs Resorts, LLC	(1,029,067)	(231,472)	(2,373,950)

Loss from advances to and membership interests	(1,210,173)	(215,838)	(2,764,141)

General and administrative expense	(1,700)	--	--
Interest income (expense)	3,953	(4,282)	(8,567)

Net loss	$(1,207,920)	$(220,120)	$(2,772,708)

The accompanying notes are an integral part of the financial statements.

EFG Kirkwood LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the years ended December 31, 2002, 2001 and 2000

. .	Class A Membership	Class B Membership
	Interests	Interests	Total

Members’ capital at December 31, 1999 (unaudited)	$6,700,000	$531,110	$7,231,110

Members’ capital contributions	3,186,515	--	3,186,515
Net loss for the year ended December 31, 2000	(2,241,598)	(531,110)	(2,772,708)

Members’ capital at December 31, 2000	7,644,917	--	7,644,917
Net loss for the year ended December 31, 2001 (unaudited)	(220,120)	--	(220,120)

Members’ capital at December 31, 2001 (unaudited)	7,424,797	--	7,424,797

Members’ cash distributions	(640,575)	--	(640,575)

Members’ capital contributions	1,600	--	1,600

Increase in members’ capital related to a capital contribution made by an unrelated third party to Mountain Springs Resorts, LLC	795,533		795,533

Net loss for the year ended December 31, 2002	(1,207,920)	--	(1,207,920)

Members’ capital at December 31, 2002 (restated)	$6,373,435	$--	$6,373,435

The accompanying notes are an integral part of the financial statements.

EFG Kirkwood LLC

STATEMENTS OF CASH FLOWS
For the years ended December 31,

. . . . .	. . . . 2002	. . . . 2001	. . . . 2000

(restated)		(unaudited )

Net loss	$(1,207,920)	$(220,120)	$(2,772,708)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from advances to and membership interests in:
Mountain Resort Holdings, LLC	181,106	(15,634)	390,191
Mountain Springs Resorts, LLC	1,029,067	231,472	2,373,950
Distributions from Mountain Resort Holdings, LLC	700,912	210,545	210,545
Changes in assets and liabilities:
Increase (decrease) in interest payable, net	--	(8,567)	8,567

Net cash provided by (used in) operating activities	703,165	197,696	210,545

Cash flows provided by (used in) investing activities:
Purchase of membership interests in:
Mountain Resort Holdings, LLC	--	--	(894,756)
Mountain Springs Resorts, LLC	(62,500)	--	(1,700,000)
Advances to Mountain Springs Resorts, LLC	--	--	(1,000,000)

Net cash provided by (used in) investing activities	(62,500)	--	(3,594,756)

Cash flows provided by (used in) financing activities:
Proceeds from note payable	--	--	408,241
Principal payments of note payable	--	(197,696)	(210,545)
Members’ cash distributions	(640,575)	--	--
Members’ capital contributions	1,600	--	3,186,515

Net cash (used in) provided by financing activities	(638,975)	(197,696)	3,384,211

Net change in cash and cash equivalents	1,690	--	--
Cash and cash equivalents at beginning of year	--	--	--

Cash and cash equivalents at end of year	$1,690	$--	$--

Other non-cash activities:

Increase in interest Mountain Springs Resorts, LLC related to issuance of partnership interests (Note 2)	$795,533	--	--
Interest earned on convertible debentures (Note 4)	--	--	$26,278
Principal on convertible debentures (Note 4)	--	--	$1,000,000
Conversion of principal and accrued, but unpaid, interest on convertible debentures to equity interests in Mountain Resort Holdings, LLC (Note 4)but	--	--	$(1,059,125)
Interest earned on note receivable (Note 5)	--	$102,001	$19,259
Recovery of principal on note receivable (Note 5)	--	$1,000,000	--
Exchange of principal and accrued, but unpaid, interest on note receivable for equity interests in Mountain Springs Resorts, LLC (Note 5)	--	$(1,121,260)	--

The accompanying notes are an integral part of the financial statements.

NOTE 1 – Organization

EFG Kirkwood LLC (the “Company”) was formed as Tandem Capital LLC, a Delaware limited liability company, on December 2, 1998. On April 6, 1999, the Company changed its name to EFG Kirkwood LLC. The Company’s operations commenced on June 10, 1999.

The Company has two classes of membership interests identified as Class A and Class B. The Class A members are AFG Investment Trust A Liquidating Trust, AFG Investment Trust B Liquidating Trust, AFG Investment Trust C, and AFG Investment Trust D (collectively, the “AFG Trusts”). The Class B member is Semele Group Inc. The collective voting interests of the Class A members are equal to the voting interests of the Class B member; however, the Class A interest holders are entitled to certain preferred returns prior to the payment of Class B cash distributions. The manager of the Company is AFG ASIT Corporation, which also is the Managing Trustee of the AFG Trusts. (See “Note 6 – Related Party Transactions” herein for additional information concerning the relationships of the Company’s members.)

At both December 31, 2002 and 2001, the Company owned approximately 38% of each of the Series A common membership interests and the Series B preferred membership interests of Mountain Resort Holdings, LLC. At December 31, 2002 and 2001, the Company owned approximately 33% and 50%, respectively, of the common member interests of Mountain Springs Resorts, LLC. The Company has no business activities other than through its membership interests in Mountain Resort Holdings, LLC and Mountain Springs Resorts, LLC (hereinafter, collectively referred to as the “Resorts”).

Mountain Resort Holdings, LLC
Mountain Resort Holdings, LLC, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. (See Note 5.)

Mountain Springs Resorts, LLC
Mountain Springs Resorts, LLC, through its wholly owned subsidiary, Durango Resort, LLC, owns 80% of the common member interests and 100% of the Class B preferred member interests of DSC/Purgatory, LLC, which owns and operates the Durango Mountain Resort in Durango, Colorado. (See Note 5.)

NOTE 2 – Restatement of Financial Statements

As discussed in Note 5 to the financial statements, in October 2002, an existing owner and an unrelated third party contributed $2.5 million to Mountain Springs Resorts, LLC. As a result of the capital contribution, EFG Kirkwood’s membership interest in Mountain Springs Resorts, LLC decreased from 50% to 33%. The Company evaluated its investment in Mountain Springs Resorts, LLC in accordance with the provisions of SEC Staff Accounting Bulletin Nos. 51 and 84 ("SAB 51 and 84"). In order to reflect the Company’s ownership change resulting from the additional contribution to Mountain Springs Resorts, LLC, the Company recorded a gain of $795,533 on the transaction which is reflected as an equity transaction in the accompanying Statement of Changes in Members’ Capital as " Increase in members’ capital related to a capital contribution made by an unrelated third party to Mountain Springs Resorts, LLC”.

In addition to the accounting for the increase in member’s capital related to the capital contribution made by an unrelated third party to Mountain Springs Resorts, LLC, the Company has also restated the accompanying Statement of Financial Position to reflect a $62,500 capital distribution received from Mountain Resort Holdings LLC in 2002 and a corresponding $62,500 capital contribution made to Mountain Springs Resorts, LLC, in 2002.

A summary of the effects of the restatement on the balance sheet and statement of changes in members’ capital for the year ended December 31, 2002 is summarized as follows:

	As of and for the Year Ended Ended December 31, 2002

	(Restated)	(As previously reported	)		Difference

Balance Sheet
Advances to and member ship interests in:
Mountain Resort Holdings, LLC	$5,765,774	$5,828,274		$	(62,500)
Mountain Springs Resorts, LLC	605,971	(252,062)			858,033
Members’ Capital	$6,373,435	$5,577,902			$795,533

The above transactions had no effect on the Company’s net loss for the year ended December 31,2002.

NOTE 3 – Significant Accounting Policies

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

Impairment Of Long-Lived Assets

During 2001, the Company accounted for the impairment of long-lived assets in accordance with SFAS No. 121. During 2002, the Company accounted for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which the Company adopted on January 1, 2002. In accordance with SFAS No. 144 and 121, the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable and exceed their fair value. Whenever circumstances indicate that an impairment may exist, the Company evaluates future cash flows of the asset to the carrying value. If projected undiscounted future cash flows are less than the carrying value of the asset, a loss is recorded in the accompanying consolidated Statements of Operations as impairment of assets. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset requires several considerations, including but not limited to: an independent appraisal or valuation model which includes the present value of expected future cash flows of the asset, current market prices and management’s market knowledge.

No impairments were recorded in 2002, 2001 or 2000.

Amortization
The Company adopted Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. As a result, the discontinuance of goodwill and other intangible asset amortization was effective upon adoption of SFAS No. 142. SFAS No. 142 also includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Fair value of the asset should be calculated using several valuation models, which utilize the expected future cash flows of the Trust. SFAS No. 142 requires the Company to complete a transitional goodwill impairment analysis during the quarter ended June 30, 2002. There was no material impact on the Company’s financial statements as a result of adopting SFAS No. 142.

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

NOTE 4 – Convertible Debentures

On June 10, 1999, the Company purchased $1,000,000 of convertible debentures from Kirkwood Associates, Inc. The debentures earned interest at the annual rate of 6.5%, compounded quarterly, and permitted the Company to convert both principal and accrued, but unpaid, interest into shares of common stock in Kirkwood Associates, Inc. at a defined conversion rate. On April 30, 2000, the Company elected to convert all of the principal and accrued, but unpaid, interest under the debentures ($1,059,125) into 962,841 shares of common stock in Kirkwood Associates, Inc. (See Note 5.)

NOTE 5 – Advances to and Membership Interests in Mountain Resort Holdings, LLC and Mountain Springs Resorts, LLC

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

A summary of the Company’s membership interest in Mountain Resort Holdings, LLC from inception to December 31, 2002 is presented in the table below.

Initial capital contribution and advances	$6,750,000
Net loss from inception to December 31, 1999 (1)	(201,317)

Membership interests and advances at December 31, 1999	6,548,683
Capital contributions	486,515
Purchase of additional membership interests	408,241
Net loss for the year ended December 31, 2000 (1)	(390,191)
Distributions	(210,545)

Membership interests and advances at December 31, 2000	6,842,703
Net income for the year ended December 31, 2001	15,634
Distributions	(210,545)

Membership interests and advances at December 31, 2001	6,647,792
Net loss for the year ended December 31, 2002	(181,106)
Distributions (restated)	(700,912)

Membership interests and advances at December 31, 2002 (restated)	$5,765,774

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

The table below provides summarized financial data for Mountain Resort Holdings, LLC as of and for the years ended December 31, 2002, 2001 and 2000.

.	2002	2001	2000

Total assets	$49,117,000	$51,420,000	$49,054,000
Total liabilities	$28,931,000	$28,392,000	$24,624,000
Total equity	$20,186,000	$23,028,000	$24,430,000

Total revenues	$29,462,000	$29,597,000	$27,741,000
Total operating and other income and expenses	$30,336,000	$30,117,000	$27,464,000
Net income (loss) ((2	$(874,000)	$(520,000)	$277,000

Mountain Springs Resorts, LLC

The Company and a third party established Mountain Springs Resorts, LLC as a 50/50 joint venture for the purpose of acquiring certain common and preferred equity interests in DSC/Purgatory, LLC. The Company and its joint venture partner provided cash funds totaling $6,800,000 to Mountain Springs Resorts, LLC, each member having contributed $2,400,000 of equity and $1,000,000 in the form of loans. The loans earned interest at the rate of 11.5% annually until their maturity on November 1, 2001 whereupon both the Company and its joint venture partner converted their respective loan principal and accrued, but unpaid, interest ($1,121,260 each) into equity interests in Mountain Springs Resorts, LLC.

A wholly owned subsidiary of Mountain Springs Resorts, LLC, Durango Resort, LLC, was established to acquire 80% of the common membership interests and 100% of the Class B preferred membership interests of DSC/Purgatory, LLC at a cost of approximately $6,311,000, including transaction costs of approximately $311,000. Subsequently, Mountain Springs Resorts, LLC contributed additional equity totaling $302,400 to DSC/Purgatory LLC to pay its share of costs associated with planning for the development of Mountain Springs Resorts, LLC’s real estate.

The assets, liabilities and equity of DSC/Purgatory, LLC were contributed at estimated fair value. The acquisition of DSC/Purgatory, LLC was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the net identifiable assets of DSC/Purgatory, LLC, or approximately $311,000, was allocated to goodwill and was amortized over a period of 13 years, through December 31, 2001. The Company’s allocated share of the net loss of Mountain Springs Resorts, LLC includes amortization expense for goodwill of $11,970 and $6,983 in 2001 and 2000, respectively. The amount amortized had been included in equity income (loss) as an offset to the Advances to and membership interests in Mountain Springs Resorts, LLC. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the discontinuance of goodwill amortization was effective as of January 1, 2002.

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

In October 2002, an existing owner and an unrelated third party contributed approximately $2.5 million to Mountain Springs Resorts, LLC. As a result of the capital contribution, EFG Kirkwood’s membership interest in Mountain Springs Resorts, LLC decreased from 50% to 33%. Mountain Springs Resorts, LLC used the proceeds from the additional capital contribution to exercise an option to purchase 51% of Durango Mountain Land Company, LLC, a real estate development company owning land in Durango, Colorado.

A summary of the Company’s advances to and membership interests in Mountain Springs Resorts, LLC from inception to December 31, 2002 is presented in the table below.

Initial capital contribution	$700,000
Net loss from inception through December 31, 1999 (1)	(17,573)

Membership interests and advances at December 31, 1999	682,427
Capital contributions	2,700,000
Net loss for the year ended December 31, 2000 (1)	(2,373,950)

Membership interests and advances at December 31, 2000	1,008,477
Net loss for the year ended December 31, 2001	(231,472)

Membership interests at December 31, 2001	777,005
Net loss for the year ended December 31, 2002	(1,029,067)
Capital contribution	62,500
Increase in members’ capital related to a capital contribution made by an unrelated third party to Mountain Springs Resorts, LLC (restated)	795,533

Membership interests and advances at December 31, 2002 (restated)	$605,971

________
(1) Mountain Springs Resorts, LLC purchased its interest in DSC/Purgatory, LLC effective May 1, 2000. The Company’s allocated share of net loss of Mountain Springs Resorts, LLC prior to May 1, 2000 does not include any share of the income or loss from DSC/Purgatory, LLC.

As of December 31, 2002, the Company owns 33% of Mountain Springs Resorts, LLC, which through a wholly owned subsidiary, Durango Resorts, LLC, owns 80% of the common membership interests and 100% of the Class B preferred membership interests of DSC/Purgatory, LLC. The operations of Mountain Springs Resorts, LLC and Durango Resort, LLC are immaterial except for their investments in the entities as described above.

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

NOTE 6 – Related Party Transactions

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

NOTE 7 – Guarantee

On August 1, 2001, the Company entered into a guarantee agreement whereby EFG Kirkwood guarantees the payment obligations under a revolving line of credit between Mountain Springs Resorts, LLC and a third party lender. Another investor in the ski resort also separately guarantees the payment obligation under the line of credit. The amount of the guarantee is equal to the outstanding balance of the line of credit which cannot exceed the principal balance of $3,500,000. The Company’s guarantee would require payment only in the event of default on the line of credit by DSC/Purgatory, LLC in an amount equal to amounts advanced less any amounts recovered from the other guarantor on the line. As of December 31, 2002, the outstanding balance on the line of credit was $2,550,000. The revolving line of credit is scheduled to mature in October 2004.

NOTE 8 – Members’ Capital Contributions and Distributions

In December 2002, the Company declared and made a $640,575 distribution to the Class A members, allocated in accordance with their respective membership interests. During 2002, the members made a $1,600 capital contribution to the Company in accordance with their respective membership interests.

During the year ended December 31, 2000, the members made capital contributions totaling $3,186,515 in accordance with their respective membership interests. The Company used these capital contributions to purchase additional ownership interests in Mountain Resort Holdings, LLC and Mountain Springs Resorts, LLC. (See Note 5).

NOTE 9 – Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

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

The Company is currently evaluating its investments in Mountain Resort Holdings LLC and Mountain Springs Resorts, LLC to determine if they meet the definition of a variable interest entity as defined in FIN 46. As of September 30, 2003, the Company’s maximum exposure of equity investments which could be effected by FIN 46 is $10.4 million, which represents the carrying value of the Company’s investments plus the outstanding balance on the revolving line of credit discussed in Note 7 above.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires an issuer to classify certain instruments with specific characteristics described in it as liabilities (or as assets in some circumstances). Specially, SFAS No. 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer’s equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities.

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

NOTE 10 – Consolidating Financial Statements

At December 31, 2002 and 2001, the Company owned approximately 33% and 50%, respectively, of the common member interests of Mountain Springs Resorts, LLC. Mountain Springs Resorts, LLC, through its wholly owned subsidiary, Durango Resort, LLC, owns 80% of the common member interests and 100% of the Class B preferred member interests of DSC/Purgatory, LLC, which owns and operates the Durango Mountain Resort in Durango, Colorado. Mountain Springs Resorts, LLC and Durango Resorts LLC have no material commitments or contingencies that are not reflected in the audited financial statements of DSC/Purgatory LLC included herein. The consolidating balance sheets and income statements of Mountain Springs Resorts, LLC as of December 31, 2002 and 2001 and for the two years ended December 31, 2002 and eight months ended December 31, 2000, respectively, are included below. The Company became a member of DSC/Purgatory, LLC on May 1, 2000. Accordingly, amounts reflected in the eight months ended December 31, 2000 exclude what is generally considered peak season for the U.S. based ski resorts.

Mountain Springs Resorts, LLC
Consolidating Balance Sheets
December 31, 2002

	Mountain Springs			Intercompany
	Resorts, LLC	Durango Resort LLC	DSC/ Purgatory LLC	Eliminations	Consolidated

Assets
Current Assets:
Cash	$-	$23,963	$309,600	-	$333,563
Accounts receivable, net of allowance	-	2,863	695,722	-	698,585
Accounts receivable - related party	-	544,151	2,130,366	$(2,674,517)	-
Inventory and supplies	-	-	959,748	-	959,748
Prepaid expenses	-	-	103,026	-	103,026
Current portion of note receivable - related party	-	-	19,320	-	19,320

Total current assets	-	570,977	4,217,782	(2,674,517)	2,114,242

Investments in subsidiaries:
DSC/ Purgatory LLC	-	(1,221,125)	-	1,221,125	-
Durango Resort LLC	1,808,750	-	-	(1,808,750)	-
Property and equipment, net of accumulated depreciation	-	-	16,498,466	-	16,498,466
Land and land development	-	6,979,982	2,075,399	-	9,055,381
Note receivable - related party	-	-	480,680	-	480,680
Restricted cash and investments	-	-	3,531,911	-	3,531,911
Other assets, net of amortization	-	4,601	1,810,823	-	1,815,424
Goodwill and other intangible assets	-	199,927	-	236,603	436,530

Total assets	$1,808,750	$6,534,362	$28,615,061	$(3,025,539)	$33,932,634

Liabilities and member's capital
Current liabilities:
Accounts payable	-	$(6,095)	$(1,397,133)	$-	$(1,403,228)
Accounts payable - related parties	-	(2,335,345)	(768,152)	2,674,517	(428,980)
Deferred revenue	-	-	(1,886,881)	-	(1,886,881)
Line of credit	-	-	(2,550,000)	-	(2,550,000)
Accrued expenses and other current liabilities	-	-	(2,378,677)	-	(2,378,677)
Current portion of bonds, notes payable and obligations	-	-	(991,099)	-	(991,099)
under capital leases	-	-	-	-

Total current liabilities	-	(2,341,440)	(9,971,942)	2,674,517	(9,638,865)

Bonds, notes payable and obligations under capital leases	-	-	(12,600,647)	-	(12,600,647)

Total Liabilities	-	(2,341,440)	(22,572,589)	2,674,517	(22,239,512)

Commitments and Contingencies
Minority Interests	-	(2,384,172)	(200)	(7,500,000)	(9,884,372)

Members' Capital
Member Contributions	$(9,667,520)	$(9,425,000)	(13,500,000)	22,925,000	(9,667,520)
Retained Earnings	7,858,770	7,616,250	7,457,728	(15,073,978)	7,858,770

Total members' capital	(1,808,750)	(1,808,750)	(6,042,272)	7,851,022	(1,808,750)

Total liabilities, minority interests and members' capital	$(1,808,750)	$(6,534,362)	$(28,615,061)	$3,025,539	$(33,932,634)

Mountain Springs Resorts, LLC
Consolidating Summarized Statements of Operations
Twelve Months Ended December 31, 2002

	Mountain Springs			Intercompany
	Resorts, LLC	Durango Resort LLC	DSC/ Purgatory LLC	Eliminations	Consolidated

Revenues:
Operating revenues	$-	$15,653	$15,198,267	-	$15,213,920

-			15,198,267		15,213,920

Expenses:
Operating expenses	-	34,582	9,904,755	-	9,939,337
Depreciation and amortization	-	1,230	1,916,097	-	1,917,327
General administrative and marketing expenses	-	13,079	4,575,470	-	4,588,549

-		48,891	16,396,322	-	16,445,213

(Loss) income from operations	-	(33,238)	(1,198,055)	-	(1,231,293)

Equity (loss) / income
DSC/Purgatory LLC	-	$(2,342,914)	-	$2,342,914	-
Durango Resort LLC	(2,370,260)	-	-	2,370,260	-

	(2,370,260)	(2,342,914)	-	4,713,174	-

Interest expense (income), net	-	(5,892)	1,144,859	-	1,138,967

Net Loss	$(2,370,260)	$(2,370,260)	$(2,342,914)	$4,713,174	$(2,370,260)

Mountain Springs Resorts, LLC
Consolidating Balance Sheets
December 31, 2001

	Mountain Springs			Intercompany
	Resorts, LLC	Durango Resort LLC	DSC/ Purgatory LLC	Eliminations	Consolidated

Assets
Current Assets:
Cash	$-	$80,047	$418,552	-	$498,599
Accounts receivable, net of allowance	-	2,864	1,315,869	-	1,318,733
Accounts receivable - related party	-	50,842	-	(50,842)	-
Inventory and supplies	-	-	816,311	-	816,311
Prepaid expenses	-	-	93,335	-	93,335

Total current assets	-	133,753	2,644,067	(50,842)	2,726,978

Investments in subsidiaries:
DSC/ Purgatory LLC	-	1,424,187	-	(1,424,187)	-
Durango Resort LLC	1,554,010	-	-	(1,554,010)	-
Property and equipment, net of accumulated depreciation	-	-	17,264,992	-	17,264,992
Land and land development	-	-	2,153,612	-	2,153,612
Note receivable - related party	-	-	-	-	-
Restricted cash and investments	-	-	4,833,871	-	4,833,871
Note receivable - related party	-	-	500,000	-	500,000
Goodwill	-	-	-	236,603	236,603
Other assets, net of amortization	-	8,427	2,396,683	-	2,405,110

Total assets	$1,554,010	$1,566,367	$29,793,225	$(2,792,436)	$30,121,166

Liabilities and member's capital
Current liabilities:
Accounts payable	$-	$(12,357)	$(726,618)	-	$(738,975)
Accounts payable - related parties	-	-	(50,842)	50,842	-
Deferred revenue	-	-	(1,384,342)	-	(1,384,342)
Line of credit	-	-	(1,075,000)	-	(1,075,000)
Accrued expenses and other current liabilities	-	-	(3,120,446)	-	(3,120,446)
Current portion of bonds, notes payable and obligations	-	-	(1,042,000)	-	(1,042,000)
under capital leases	-	-	-	-	-

Total current liabilities	-	(12,357)	(7,399,248)	50,842	(7,360,763)

Bonds, notes payable and obligations under capital leases	-	-	(13,504,591)	-	(13,504,591)

Total Liabilities	-	(12,357)	(20,903,839)	50,842	(20,865,354)

Commitments and Contingencies
Minority Interests				$(7,701,802)	(7,701,802)

Members' Capital
Members' contributions	(7,042,520)	(6,800,000)	(14,004,000)	20,804,000	(7,042,520)
Retained Earnings	5,488,510	5,245,990	5,114,614	(10,360,604)	5,488,510

Total members' capital	(1,554,010)	(1,554,010)	(8,889,386)	10,443,396	(1,554,010)

Total liabilities, minority interests and members' capital	$(1,554,010)	$(1,566,367)	$(29,793,225)	$2,792,436	$(30,121,166)

Mountain Springs Resorts, LLC
Consolidating Summarized Statements of Operations
Twelve Months Ended December 31, 2001

	Mountain Springs			Intercompany
	Resorts, LLC	Durango Resort LLC	DSC/ Purgatory LLC	Eliminations	Consolidated

Revenues:
Operating revenues	$-	$27,373	$15,250,393	-	$15,277,766

-		27,373	15,250,393		15,277,766

Expenses:
Operating expenses	-	70,325	9,084,380	-	9,154,705
Depreciation and amortization	-	25,167	1,908,692	-	1,933,859
General administrative and marketing expenses	-	376	3,772,659	-	3,773,035

-		95,868	14,765,731		14,861,599

(Loss) income from operations	-	(68,495)	484,662	-	416,167

Equity (loss) / income
DSC/Purgatory LLC	-	$(398,158)	-	398,158	-
Durango Resort LLC	(462,949)	-	-	462,949	-

	(462,949)	(398,158)	-	861,107

Interest expense (income), net	204,002	(3,704)	882,820	-	1,083,118

Net Loss	$(666,951)	$(462,949)	$(398,158)	$861,107	$(666,951)

Mountain Springs Resorts, LLC
Consolidating Summarized Statements of Operations
Eight Months Ended December 31, 2000

	Mountain Springs				Intercompany
	Resorts, LLC	Durango Resort LLC		DSC/ Purgatory LLC	Eliminations	Consolidated

Revenues:
Operating revenues	-	335,383		$ 5,007,892	-	$ 5,343,275

		335,383		5,007,892		5,343,275

Expenses:
Operating expenses	$ -	$ 327,785		4,881,624	-	5,209,409
Depreciation and amortization	-	15,457		1,284,934	-	1,300,391
General administrative and marketing expenses	$ 746	22,637		2,946,042	-	2,969,425

	746	365,879		9,112,600		9,479,225

(Loss) income from operations	(746)	(30,496)	-	(4,104,708)	-	(4,135,950)

Equity (loss) / income
DSC/Purgatory LLC	-	$ (4,716,654)		-	4,716,654	-
Durango Resort LLC	(4,747,150)	-		-	4,747,150	-

	(4,747,150)	(4,716,654)			-

Interest expense (income), net	38,518	-		611,946	-	650,464

Net Loss	$ (4,786,414)	$ (4,747,150)		$ (4,716,654)	$9,463,804	$ (4,786,414)

       ITEM 15(d)(iii)

CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN SPRINGS RESORTS, LLC AND SUBSIDIARIES

YEAR ENDED DECEMBER 31, 2002
WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

MOUNTAIN SPRINGS RESORTS, LLC AND SUBSIDIARIES

Consolidated Financial Statements

Year Ended December 31, 2002

Report of Independent Certified Public Accountants

To Members of Mountain Springs Resorts, LLC

We have audited the accompanying consolidated statement of financial position of Mountain Springs Resorts, LLC and subsidiaries as of December 31, 2002, and the related consolidated statement of operations, members’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mountain Springs Resorts, LLC and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Tampa, Florida
April 23, 2004

MOUNTAIN SPRINGS RESORTS, LLC AND SUBSIDIARIES

Consolidated Statement of Financial Position
December 31, 2002
(in thousands of dollars)

ASSETS
Current assets:
Cash and cash equivalents	$334
Accounts receivable, net of allowance for doubtful accounts of $34	698
Inventory	960
Prepaid expenses	103
Current portion of note receivable – related party	19

Total current assets	2,114

Property and equipment:
Buildings and building improvements	7,617
Ski lifts and trails	8,396
Machinery and equipment	3,965
Construction in progress	1,364

Subtotal	21,342
Accumulated depreciation	(4,844)

Total property and equipment, net	16,498

Land and land development	9,055
Note receivable – related party	481
Restricted cash and investments	3,532
Other assets, net of accumulated amortization of $172	2,252
Total assets	$33,932

LIABILITIES
Current liabilities:
Accounts payable	$1,403
Accounts payable – related parties	429
Deferred revenue	1,887
Line of credit	2,550
Accrued expenses and other current liabilities	2,379
Current portion of bonds, note and mortgage payable and obligations under capital leases	991

Total current liabilities	9,639

Bonds, note and mortgage payable and obligations under capital leases	12,600

Total liabilities	22,239

Commitments and contingencies

Minority interests	9,884

MEMBERS’ CAPITAL
Total members’ capital	1,809

Total liabilities, minority interests and members’ capital	$33,932

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN SPRINGS RESORTS, LLC AND SUBSIDIARIES

Consolidated Statement of Operations
For the Year Ended December 31, 2002
(in thousands of dollars)

Revenues:
Lift operations	$7,270
Commercial and other mountain	7,413
Other	531

Total revenues	15,214

Expenses:
Operating expenses	9,939
General administrative and marketing	4,589
Depreciation and amortization	1,917

Total operating expenses	16,445

Loss from operations	(1,231)

Interest expense, net	1,139

Net loss	$(2,370)

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN SPRINGS RESORTS, LLC AND SUBSIDIARIES

Consolidated Statement of Members’ Capital
For the Year Ended December 31, 2002
(in thousands of dollars)

Balance at December 31, 2001	$1,554

Contributions from members	2,625
Net loss	(2,370)

Balance at December 31, 2002	$1,809

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN SPRINGS RESORTS, LLC AND SUBSIDIARIES

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2002
(in thousands of dollars)

Cash flows provided by (used in) operating activities
Net loss	$(2,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,917
Bond discount amortization	16
Change in minority interest of consolidated subsidiaries	(202)
Changes in assets and liabilities:
Accounts receivable, net	621
Inventory and supplies	(144)
Prepaid expenses and other assets	550
Accounts payable	664
Accounts payable – related parties	429
Deferred revenue	503
Accrued expenses and other current liabilities	(742)

Net cash provided by operating activities	1,242

Cash flows used in investing activities
Additions to property and equipment	(1,120)
Additions to land and land development	(2,061)
Formation and purchase of assets in Durango Mountain Land Company, LLC, net of cash acquired	(2,656)

Net cash used in investing activities	(5,837)

Cash flows provided by (used in) financing activities
Borrowings on line of credit	3,259
Repayments on line of credit	(1,784)
Payments on bonds, note and mortgage payable and capital leases	(972)
Contributions from Members	2,625
Decrease in restricted cash	1,302

Net cash provided by financing activities	4,430

Net decrease in cash and cash equivalents	(165)
Cash and cash equivalents, beginning of year	499

Cash and cash equivalents, end of year	$334

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest of $0.1 million	$ 949

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Nature of Operations

Mountain Springs Resorts, LLC (the “Company”) was formed as a Delaware limited liability company on October 15, 1999. The Company’s fiscal year end is December 31.

The Company was originally formed as a 50/50 joint venture with EFG Kirkwood LLC (“EFG Kirkwood”) and Cobb Nevada Partners Limited Partnership (“CNPLP”) (collectively the “Original Members”) for the purpose of acquiring, through a wholly-owned subsidiary, Durango Resorts LLC, certain common and preferred equity interests in DSC/Purgatory, LLC. The Original Members provided cash funds totaling $6.8 million to the Company, each Original Member having contributed $2.4 million of equity and $1.0 million in the form of loans. The loans earned interest at the rate of 11.5% annually until their maturity on November 1, 2001 whereupon both of the Original Members converted their respective loan principal and accrued, but unpaid, interest ($1.1 million each) into equity interests in Mountain Springs Resorts, LLC.

In April 2002, EFG Kirkwood and CNPLP each made capital contributions to the Company of $62,500. In October 2002, the Company amended its operating agreement to admit an additional member (“Temple”). In conjunction with the amendment, CNPLP contributed an additional $2.0 million to the Company and Temple contributed $0.5 million. As a result of these additional capital contributions, CNPLP’s membership interest increased from 50% to 61%, EFG Kirkwood’s membership interest in the Company decreased from 50% to 33% and Temple’s ownership is 6%. EFG Kirkwood, CNPLP and Temple are collectively the “Members”.

The Company has no business activities other than through its ownership interests in Durango Resort, LLC, discussed below.

Durango Resort, LLC

A wholly owned subsidiary of the Company, Durango Resort, LLC, was established to acquire 80% of the common membership interests and 100% of the Class B preferred membership interests of DSC/Purgatory, LLC. The membership interests of DSC/Purgatory, LLC were purchased in May 2000 at a cost of approximately $6.3 million, including transaction costs of approximately $0.3 million.

The assets, liabilities and equity of DSC/Purgatory, LLC were contributed at estimated fair value. The acquisition of DSC/Purgatory, LLC was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the net identifiable assets of DSC/Purgatory, LLC, or approximately $0.3 million, was allocated to goodwill and was being amortized over a period of 13 years, through December 31, 2001. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the discontinuance of goodwill amortization was effective as of January 1, 2002.

The remaining equity interests of DSC/Purgatory, LLC, consisting of 20% of the common membership interests and 100% of the Class A preferred membership interests, are owned by third parties. The Class A preferred membership interests are senior to the other equity interests in DSC/Purgatory, LLC. Consequently, the Company’s economic interests in DSC/Purgatory, LLC are subordinate to the Class A member and have resulted in the Company recognizing a larger share of the net losses reported by DSC/Purgatory, LLC than would be the case if all equity interests were pari passu.

DSC/ Purgatory, LLC

DSC/Purgatory, LLC, is a Colorado limited liability company doing business as Durango Mountain Resort (the “Resort”). The Resort is the owner and operator of a year-round resort community located on 100 acres approximately 25 miles north of Durango, Colorado. The Resort has an April 30th fiscal year end, which is different than the Company. Therefore, the operating results of the Resort included in the Company’s December 31, 2002 consolidated financial statements have been conformed to the twelve months ended December 31, 2002.

The Resort’s operations are varied and seasonal and include:

-   Alpine and Nordic skiing and related programs
-   Rental programs and property management
-   Rental and retail shops
-   Restaurants, catering and conventions
-       Adventure programs including horseback riding, mountain biking, fly fishing, hiking, climbing, and miniature golf
-   Real estate development and sales

The profits of the Resort are to be allocated to the Members based upon their respective common ownership interests. If any cash distributions are declared, the Class A preferred interests are entitled to a priority distribution of $7.5 million followed by the Class B preferred interest, which is then entitled to a priority cash distribution of $6.0 million. After the priority distributions have been made, the Class A and Class B preferred interests will share pari passu distributions until each has received a 6% compounded, cumulative preferred return. After the priority and preferred distributions, any additional distributions shall be based upon the common ownership interests. Through December 31, 2002, no cash distributions have been made to any of the Members.

Durango Mountain Land Company, LLC

In May 2000, the Company signed an option agreement (“Option I”) with one of the other third-party owners of the Resort, T-H Land Company, LLP (“T-H Land”), to purchase a 51% interest in approximately 500 acres of unentitled real estate surrounding the Resort owned by T-H Land. To proceed with real estate development on the 500 acres included in the Option I and an additional 100 acres owned by the Resort, the Company initiated certain entitlement and master planning (“Entitlement”) activities. In conjunction with Option I, the Company and T-H Land contributed a total of $0.5 million to the Resort for initial Entitlement costs. The costs were paid 60% by the Company and 40% by T-H Land, or $0.3 million and $0.2 million, respectively.

In October 2002, the Company exercised Option I by paying T-H Land approximately $2.5 million. In conjunction with the exercise of this option, the Company and T-H Land formed Durango Mountain Land Company, LLC (“Landco”). The funds for the exercise of Option I were obtained from the additional $2.6 million capital contributions from the Members made to the Company during the year. (See Note 12). T-H Land contributed the 500 acres of land to Landco and the exercise of Option I was accounted for as an acquisition of assets. Transaction costs were $0.2 million and are included in “other assets” in the accompanying consolidated statement of financial position. Subsequent to formation of Landco and the exercise of Option I, Landco is owned 51% by the Company and 49% by T-H Land.

The Company and T-H Land also executed an operating agreement in which it was agreed that Landco would acquire, develop, and otherwise operate the real estate. Additionally as part of this agreement, the Resort agreed to reimburse the Company and T-H Land for their capital contributions discussed above, of $0.3 million and $0.2 million, respectively. The $0.2 million due to T-H Land is included in the accompanying consolidated statement of financial position as “accounts payable – related party”.

Pursuant to the operating agreement, the Company agreed to allocate 84% of the real estate development and entitlement costs already incurred by the Resort in excess of the initial $0.5 million to Landco, and the remaining 16% to the Resort.

NOTE 2 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all entities in which the Company has a controlling interest. The Company defines control as the ability of an entity or person to direct the policies and management that guide the ongoing activities of another entity so as to increase its benefits and limit its losses from that other entity’s activities without the assistance of others in accordance with SFAS No. 94,

“Consolidation of All Majority Owned Subsidiaries”. All intercompany transactions have been eliminated in consolidation.

Entities that are consolidated into the Company’s financial statements are summarized below:

-   Durango Resort, LLC
-   DSC/Purgatory, LLC
(which includes wholly owned subsidiaries - ElkPoint Development, LLC and Durango
Mountain Realty, LLC)
-   Durango Mountain Land Company, LLC

Use of Estimates

These consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments readily convertible into known amounts of cash with original maturities of 90 days or less as cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of trade and vacation wholesaler receivables related to the most recent winter season at the Resort. The allowance for doubtful accounts is based on an analysis of all receivables for possible impairment issues and historical write-off percentages. Accounts receivable balances are written off when deemed uncollectible.

Inventory

Inventory consists primarily of retail clothing, ski equipment, and food and beverage inventories at the Resort. Inventories are valued at the lower of cost or market value, generally using the average cost method, on a first-in, first-out basis.

Property and Equipment, Construction in Progress and Special Use Permit

As of December 31, 2002, all of the Company’s property and equipment is located at the Resort. Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Useful Lives in Years

Buildings and improvements	5 to 40
Ski lifts and trails	10 to 40
Machinery and equipment	3 to 15

The special use permit is amortized over a 40-year term, using the straight-line method over the life of the permit, which expires in 2039.At December 31, 2002, the balance of the special use permit is included in the Company’s consolidated statement of financial position in “other assets”.

Depreciation expense on property and equipment was $1.9 million for the year ended December 31, 2002.
Amortization expense for the special use permit was $30,000 for the year ended December 31, 2002.

Construction in progress includes expenditures for property and equipment projects with ongoing development activity that have not yet been placed in service. Expenditures for property and equipment are capitalized when the expenditures clearly relate to costs incurred to get the property and equipment ready for its intended use. All projects included in construction in progress at December 31, 2002 were placed in service during the year ended December 31, 2003.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

There was no impairment of the Company’s long-lived assets or identifiable intangibles recorded during the year ended December 31, 2002.

Land and Land Development and Capitalized Interest

The Company capitalizes land development expenditures when they relate to the acquisition, entitlement and development of the land and land development projects. In addition, a portion of the Company’s interest cost is capitalized in accordance with SFAS No. 34, “Capitalization of Interest Cost.” SFAS No. 34 requires the capitalization of interest costs in an amount equal to the amount of interest that could have been avoided if funds invested in assets held for development were otherwise used to repay existing borrowings on assets not held for development. The Company capitalized interest of $0.1 million during the year ended December 31, 2002.

Restricted Cash and Investments

The Resort maintains reserve funds to secure future bond service obligations, as required under bond agreements. Amounts on deposit in the reserve funds will be transferred to the bond trustee, as needed, to cover any qualified Resort improvements, operating expenses (under limited conditions), and deficiencies in required bond service payments. Reserve funds held are invested in U.S. governmental securities. The Company has the positive intent and ability to hold all of its investment securities to maturity and does not engage in trading or sales activity relating to these investments. These investments are classified as held to maturity and are recorded at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, using the effective interest method.

Other amounts held as restricted cash include reserves under various insurance and sales contracts.

Debt Issuance Costs

The Company capitalizes all costs related to the issuance of debt and deferred finance charges and amortizes these costs on a straight line basis over the life of the related obligation. The amortization of debt issuance costs is included in “interest expense, net” in the Company’s accompanying consolidated statement of operations.

Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. As a result, the discontinuance of goodwill and other intangible asset amortization was effective upon adoption of SFAS No. 142. In accordance with SFAS No. 142, the Company is required to test goodwill for impairment on an annual basis, and between annual tests if indicators of impairment are present. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by comparing the carrying value of the reporting unit’s goodwill to its implied fair value, using quoted market prices, a discounted cash flow model, or a combination of both. There was no impairment recorded by the Company as a result of adopting SFAS No. 142.

At December 31, 2002, the $0.4 million balance of goodwill and other intangible assets is included in the Company’s consolidated balance sheet in “other assets”.

Accounts Payable

Accounts payable balances represent trade obligations of the Resort associated with the most recent winter season and preparation for the summer season. Upon presentation for payment, they will be funded through available cash balances or the Resort’s line of credit.

Minority Interests

Certain equity interests in the Company’s consolidated subsidiaries are owned by third parties that are not included in the consolidated financial statements. Such interests are referred to as “minority interests” in the accompanying consolidated financial statements.

Allocation of Profits and Losses

In accordance with the Company’s operating agreement, the Company’s profits and losses are allocated based on the relative membership interests of the Company’s Members.

Income Taxes

The Company and its subsidiaries are limited liability companies; therefore, the income tax results and activities flow directly to, and are the responsibility of the Members. As a result, the accompanying consolidated financial statements do not reflect a provision for, or benefit from, federal or state income taxes.

Revenue Recognition

The Resort’s revenues are derived from a wide variety of sources and are recognized as services are performed. “Lift operations” revenues include sales of season ski passes, daily lift tickets, and group and wholesale life tickets. “Commercial and other mountain” revenues include ski school tuition, dining, retail stores, equipment rentals, and travel reservation commissions. “Other” revenues include hotel management operations and commercial property rentals.

The Resort records deferred revenue related to the sale of season ski passes, deposits relating to the sale of real estate, and proceeds placed in escrow pending future release events. The number of visits to the Resort by season pass holders is estimated based on historical data, and the deferred revenue is recognized throughout the ski season based on this estimate. Real estate sales and related costs of sales are recognized when the deferral release events, generally transfer of title, are triggered.

Advertising Costs

Advertising costs are charged to operations as incurred. The Resort’s advertising costs were approximately $0.8 million for the year ended December 31, 2002.

Related Parties

The Company considers the Members, homeowners associations / partnerships at the Resort, and minority interest owners to be related parties for purposes of financial statement disclosure.

Note 3 – Liquidity

The Resort has historically generated net losses and working capital deficits. Such losses and working capital deficits, as well as amounts required to fund its capital expenditures, have been funded through related party borrowings, capital contributions from Members and a line of credit. The Company believes that the cash on hand, cash flow from operations, and repayment from related parties will provide adequate working capital to fund its future activities. If necessary, the Members are willing and able to contribute additional capital to fund the operations of the Company.

Note 4 – Land and Land Development

Land and land development include 500 acres of land owned by Landco, 100 acres of land owned by the Resort and entitlement costs incurred by the Company for the 600 total acres of land. The Company has been involved in land entitlement activity throughout the past three years and has capitalized development costs related to its land when the costs clearly relate to the acquisition and development of real estate projects. Capitalized land development expenditures were $2.1 million through December 31, 2002.

Note 5 – Restricted Cash and Investments

At December 31, 2002, restricted cash and investments is comprised of the following (in thousands of dollars):

Bond funds:
Sinking reserve	$1,196
Construction (available for future qualifying Resort improvements)	855
Operating reserve (available for operations under limited conditions)	700
Property taxes	214
Reservation deposits	385
Travel agency	125
Escrow funds and other	57

Total	$3,532

Note 6 – Other Assets

At December 31, 2002, other assets is comprised of the following (in thousands of dollars):

Special use permit, net of accumulated amortization of $81	$1,131
Goodwill and other intangible assets , net of accumulated amortization of $38	437
Debt issuance costs, net of accumulated amortization of $46	385
Other, net of accumulated amortization of $7	299

Total	$2,252

At December 31, 2002, the balance of the special use permit, net of accumulated amortization, is $1.1 million. The Resort has a significant investment in ski trails, lifts and related assets located on land leased from the United States Forest Service (“USFS”) under a special use permit (including two restaurant facilities on USFS land containing an aggregate of approximately 15,000 square feet of commercial space). The special use permit was renewed in 1999 for a 40-year term, which expires in 2039.

At December 31, 2002, the balance of goodwill, net of accumulated amortization, is $0.4 million and represents the excess of the aggregate purchase price of the interests in DSC/Purgatory LLC of $0.2 million over the fair market value of the identifiable net assets acquired, and $0.2 million of other intangibles related to the Landco asset acquisition. See Note 1 for discussion of the acquisition of DSC/Purgatory LLC and the purchase of the assets in Landco.

At December 31, 2002, the balance of debt issuance costs and deferred finance charges, net of accumulated amortization is $0.4 million. These costs are amortized over the life of the related obligation.

The remaining balances in other assets at December 31, 2002 relate to capitalized utility tap fees, held by the Company that were subsequently sold, mountain master plan expenses and various deposits.

Note 7 - Deferred Revenue

The Resort’s deferred revenue as of December 31, 2002 is comprised of the following (in thousands of dollars):

Season ski pass	$1,167
Townhome sales	497
Deferred program revenues	223

$1,887

In 2001, the Resort entered into an agreement, which included an option for the sale of seven Phase II real estate parcels to develop townhomes, for approximately $0.5 million. During the year ended December 31, 2002, the developer exercised the option to purchase the seven Phase II real estate parcels to develop townhomes, and placed approximately $0.3 million in escrow. The balance of the purchase price is to be paid in increments as each constructed townhome is sold to a buyer. As of December 31, 2002, no revenue was recognized for the sale of the seven Phase II parcels and the $0.3 million deposit and $0.2 million of additional proceeds received from the developer prior to the townhomes being sold were recorded as deferred revenue.

See Note 17 for discussion of the sale of these seven real estate parcels during 2003.

At December 31, 2002, deferred program revenues include amounts received for ski school tuition, which will be recognized as revenue as the related services are performed.

Note 8 - Line of Credit

The Resort maintains a $3.5 million line of credit. Interest on the line is accrued at prime plus 1% (5.25% at December 31, 2002) and paid monthly. The line must be paid to zero for 30 consecutive days each annual period. The line matures each October, at which time it automatically renews unless terminated by either party. Senior collateral for the line consists of the 30,000 square foot commercial space in the village center plaza located at the Resort and certain real property and assets of the Company on parity with the municipal bond indebtedness. There are no financial covenants on the line of credit. As of December 31, 2002, the outstanding balance on the line of credit was $2.6 million.

See Note 17 for discussion of the payoff and renewal of the line of credit in 2003.

Note 9 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following as of December 31, 2002 (in thousands of dollars):

Seasonal trade accruals	$836
Payroll and vacation obligations	490
Property taxes	237
Accrued interest	285
Other	531
$2,379

Seasonal trade accruals primarily consists of prepaid hotel accommodations, prepaid lift tickets and prepaid ski rentals.

Note 10 – Bonds, Note and Mortgage Payable and Obligations under Capital Leases

At December 31, 2002, bonds, note and mortgage payable and obligations under capital leases consists of the following (in thousands of dollars):

Series 2001A Recreational Facilities Revenue Bonds (“RFRB”), tax exempt interest at 6.875%, with a maturity date of February 2012, with principal payments deferred until 2007, interest payments submitted to the trustee on a quarterly basis, secured in parity by certain real property and assets of the Resort. The outstanding balance is net of a $0.1 million unamortized discount at December 31, 2002.
$ 8,701

Series 2001B Recreational Facilities Revenue Bonds (“RFRB”), interest of 9% with a maturity date of February 2006, interest and principal payments are submitted to the trustee on a quarterly basis, secured in parity by certain real property and assets of the Resort.	2,509

Note payable to a third party, interest at prime plus 1%, (5.25% at December 31, 2002); principal and interest payable in December, January, February, March and April each year with unpaid principal due on maturity, April 1, 2008. Secured by certain assets of the Resort.	1,665

Mortgage payable, interest at 8%, principal and interest payable monthly with unpaid principal due on maturity, October 1, 2016 secured by the underlying real estate.	467
Capital lease obligations at interest rates ranging from 6.9% to 10.7%.	249

Total bonds, note and mortgage payable and obligations under capital leases	13,591

Less current portion	991

Long-term portion of bonds, note and mortgage payable and obligations under capital leases	$12,600

Amortization expense of $16,000 for the year ended December 31, 2002 on the Series 2001A RFRB discount is included in interest expense, net on the accompanying Consolidated Statement of Operations.

All of the above debt is at the Resort. The RFRB agreements include various covenants and restrictions, the most restrictive of which relates to limits on the payment of dividends, capital expenditures, financial ratios, and the incurrence or guarantee of additional debt. Additionally, the Resort must engage an independent consultant to make recommendations with respect to pricing and charges if Net Cash Flow, as defined, of the Resort in any fiscal year is less than 115% of the principal and interest on all outstanding bonds, purchase money debt, and additional indebtedness which become due in such fiscal year. The cash flows for the year ended April 30, 2003 (the Resort’s most current fiscal year end), totaled less than 115%; therefore, an independent consultant was engaged to evaluate the Company’s pricing structure. The independent consultant’s report was delivered to the trustee of the bondholders, which concluded that the Resort was not in violation of the restrictive covenant.

The Resort finances a portion of its machinery and equipment under capital lease obligations at interest rates ranging from 6.9% to 10.7%. Amortization of assets recorded under capital leases is included in depreciation expense.

Following is a summary of future principal payments on outstanding debt and capital leases as of December 31, 2002 (in thousands of dollars):

	Capital
	Leases	Debt	Total

2003	$93	$898	$991
2004	93	1,057	1,150
2005	73	1,127	1,200
2006		1,384	1,384
2007		1,560	1,560
Thereafter		7,316	7,316
	259		13,601
Less amounts representing interest	10		10
PV of future minimum lease payments	249	$13,342	$13,591

Less current portion	85

Long-term capital lease obligations	$164

Note 11 – Minority Interests

As of December 31, 2002, the Company’s minority interest consists of the following (in thousands of dollars):

Durango Mountain Resort	$7,500
Durango Mountain Land Company, LLC	2,384

Total minority interests	$9,884

Note 12 – Members’ Capital Contributions and Distributions

In April 2002, EFG Kirkwood and CNPLP each made capital contributions to the Company of $62,500. In October 2002, the Company amended its operating agreement to admit Temple. In conjunction with the amendment, CNPLP contributed an additional $2.0 million to the Company and Temple contributed $0.5 million. As a result of the additional capital contributions, CNPLP’s membership interest increased from 50% to 61%, EFG Kirkwood’s membership interest in the Company decreased from 50% to 33% and Temple’s ownership is 6%.

The Company made no capital distributions during the year ended December 31, 2002.

Note 13 - Related Party Transactions

The related party accounts included in the accompanying December 31, 2002 consolidated balance sheet are as follows (in thousands of dollars):

	Note Receivable- related party	Accounts Receivable	Accounts Payable – related parties

Master Owners’ Association (“MOA”)	$500	$-	$-
Homeowners’Association / Partnerships	-	113	100
Homeowner payments	-	-	124
Due to TH Land			205

Totals	$500	$113	$429

During the year ended December 31, 2001, the Resort sold a clubhouse and one utility tap to the MOA, which is an association of resort condominium owners, for $0.5 million for use as a clubhouse. In conjunction with the sale, the MOA issued a $0.5 million note payable, which is included as “note receivable – related party” in the accompanying consolidated statement of financial position. The note accrues interest at 5% annually and requires monthly interest-only payments through May 2003 and monthly principal and interest payments thereafter through the May 2013 maturity date. During the year ended December 31, 2002, the Resort recorded $25,000 of interest income related to the note payable.

Amounts receivable are from the Resort’s affiliated homeowners’ association and amounts payable are to the Resort’s affiliated condominium owners and are included in “accounts receivable” and “accrued expenses and other current liabilities”, respectively, in the accompanying consolidated statement of financial position.

See Note 1 for discussion of payable to T-H Land.

Note 14 - Commitments and Contingencies

During the normal course of its operations, the Resort has been named a defendant in several ski-related lawsuits that the Company and its insurance carriers are actively contesting. In management’s opinion, the outcome of these disputes, net of insurance recoveries, will not have a material effect on the Resort’s financial position or results of operations.

The Resort leases office and other facilities and certain equipment under long-term operating leases. Total rent expense for all operating leases for year ended December 31, 2002 was $0.2 million. Aggregate future minimum rental commitments under noncancellable operating leases are as follows (in thousands of dollars):

2003	$151
2004	84
Total	$235

From year to year, the Resort has executed agreements with airline companies to provide direct flights to Durango. These agreements require the Resort to guarantee specified minimum airline revenue. As of December 31, 2002, the Resort was subject to one guarantee agreement for which the maximum amount due under the agreement was $0.2 million. As of December 31, 2002, the Resort has recorded a payable of approximately $0.1 million related to this guarantee, which is included in “accrued expenses and other current liabilities” in the accompanying consolidated statement of financial position.

As of December 31, 2002, the Company has no other commitments or contingencies that could have a material impact on the Company, other than discussed above.

Note 15 - Employee Benefit Plan

The Resort sponsors a 401(k) defined contribution plan covering all employees over 21 years of age that meet certain experience requirements. The Resort matches employee contributions based upon a set formula. In addition, each year management determines discretionary contributions to be made by the Resort to the 401(k) plan. The Resort’s contributions for the year ended December 31, 2002 were $28,000.

Note 16 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". Statement No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted Statement No. 143 at the beginning of fiscal 2002 and such adoption had no effect on the Company's consolidated financial position and results of operations.

In April 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." As a result of the rescission of SFAS No.4, a gain or loss on extinguishment of debt will no longer be presented as an extraordinary item upon the adoption of SFAS No.145. The Company adopted SFAS No. 145 at the beginning of fiscal 2002 and such adoption had no effect on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No.146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No.144. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. It also requires the guarantor to recognize a liability for the fair value of guarantees entered into after December 31, 2002 at the inception of the guarantee. This interpretation had no effect on the consolidated financial position and results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the Company to evaluate all existing arrangements to identify situations where the Company has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Company to consolidate the variable interest entities’ financial statements with its own. The Company is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the
Company will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the Company is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Company.

Note 17 - Subsequent Events

Subsequent to December 31, 2002, the Resort’s line of credit was paid in full and was renewed in October 2003, with a maturity date in October 2004.

During 2003, the developer sold all of the Phase II real estate parcels to third party buyers, at which time the Resort recorded as revenue the $0.3 million deposit along with the additional cash proceeds from the developer of approximately $0.5 million.

Item 15(d) (iv)

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