Form 10QSB
period 2004-03-31
AFG INVESTMENT TRUST C
filed 2004-05-14
CIK 879496

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Shares of Class A interests outstanding as of May 14, 2004: 1,786,753
Shares of Class B interests outstanding as of May 14, 2004: 3,024,740

Transitional Small Business Disclosure Format: YES . NO X .

AFG INVESTMENT TRUST C

FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements

Statements of Financial Position
at March 31, 2004 and December 31, 2003	3

Statements of Income
for the Three Months Ended March 31, 2004 and 2003	4

Statement of Changes in Participants’ Capital
for the Three Months Ended March 31, 2004	5

Statements of Cash Flows
for the Three Months Ended March 31, 2004 and 2003	6

Notes to the Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 3. Controls and Procedures	19

PART II. OTHER INFORMATION:

Item 1 – 5.	20

Item 6. Exhibits and reports on Form 8-K	20

AFG INVESTMENT TRUST C
CONDENSED STATEMENTS OF FINANCIAL POSITION
(in thousands of dollars, except share amounts)
(unaudited)

	March 31, 2004	December 31, 2003

Assets

Cash and cash equivalents	$1,668	$1,698
Accounts receivable – affiliate	89	162
Loan receivable - EFG/Kettle Development LLC	528	528
Interest in EFG/Kettle Development LLC	4,175	4,235
Interest in EFG Kirkwood LLC	3,841	2,491
Interest in MILPI Holdings, LLC	8,503	7,686
Interest in C & D IT, LLC	1,157	1,157
Investments – other	104	105
Other assets	228	173
Equipment at cost, net of accumulated depreciation
of $2,694 and $4,440 at March 31, 2004 and December 31, 2003, respectively	78	95

Total assets	$20,371	$18,330

Liabilities and participants' capital

Accrued liabilities	$154	$202

Total liabilities	154	202

Commitments and Contingencies

Participants' capital (deficit):
Managing Trustee	21	(2)
Special beneficiary	176	-
Class A beneficiary interests (1,786,753 interests
at initial purchase price of $25 each)	21,264	19,740
Class B beneficiary interests (3,024,740 interests,
initial purchase price of $5 each)	411	-
Treasury interests (224,261 Class A interests, at cost)	(2,339)	(2,339)
Accumulated other comprehensive income	684	729

Total participants' capital	20,217	18,128

Total liabilities and participants' capital	$20,371	$18,330

AFG INVESTMENT TRUST C
CONDENSED STATEMENTS OF INCOME
For the Three Months Ended March 31,
(in thousands of dollars, except per share amounts)
(unaudited)

	2004	2003

.
Revenue

Lease revenue	$171	$1,229
Interest income	9	20
Gain on disposal of equipment	24	-
Loss on disposal of equipment	-	(3)
Other income	13	-
Total revenue	217	1,246

Expenses

Depreciation and amortization	6	530
Interest expense	-	407
Management fees - affiliates	54	98
Operating expenses	131	135
Operating expenses – affiliate	43	41

Total expenses	234	1,211

Income (Loss) from Equity Interests

Equity in net loss of other investments	(1)	-
Equity in net loss of EFG/Kettle Development LLC and affiliate	(15)	(39)
Equity in net income of EFG Kirkwood LLC	1,350	1,151
Equity in net income of MILPI Holdings, LLC	817	395

Total income from equity interests	2,151	1,507

Net income	$2,134	$1,542

Net income
per Class A Beneficiary Interest	$0.85	$0.60

per Class B Beneficiary Interest	$0.14	$0.10

Average Class A Beneficiary Interests outstanding	1,786,753	1,786,753

Average Class B Beneficiary Interests outstanding	3,024,740	3,024,740

AFG INVESTMENT TRUST C
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ CAPITAL
For the Three Months Ended March 31, 2004
(in thousands of dollars, except shares)
(unaudited)

	Managing Trustee	Special Beneficiary	Class A Beneficiaries		- Class B Beneficiaries		Treasury		Accumulated Other Comprehensive

	Amount	Amount	Interests	Amount	Interests	Amount	Interests	Amount	Income (Loss)	Total

Balance at December 31, 2003	$ (2)	$ -	1,786,753	$ 19,740	3,024,740	$ -	224,261	$ (2,339)	$ 729	$ 18,128

Net income	23	176	-	1,524	-	411	-	-	-	2,134
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(45)	(45)

Comprehensive income										2,089

Balance at March 31, 2004	$ 21	$ 176	1,786,753	$ 21,264	3,024,740	$ 411	224,261	$ (2,339)	$ 684	$ 20,217

AFG INVESTMENT TRUST C
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31,
(in thousands of dollars)
(unaudited)

	2004	2003

Cash flows provided by (used in) operating activities
Net income	$ 2,134	$ 1,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6	530
(Gain) loss on disposition of equipment	(24)	3
Change in equity interests	(2,106)	(1,507)
Changes in assets and liabilities:
Accounts receivable – affiliate	73	14
Other assets	(55)	(251)
Accrued liabilities	(48)	95
Deferred rental income	-	(19)
Net cash (used in) provided by operating activities	(20)	407

Cash flows provided by investing activities
Proceeds from equipment sales	35	1
Net cash provided by investing activities	35	1

Cash flows used in financing activities
Principal payments - notes payable	-	(534)

Net cash used in financing activities	-	(534)

Net increase (decrease) in cash and cash equivalents	15	(126)
Effect of foreign exchange rate changes	(45)	-
Cash and cash equivalents at beginning of year	1,698	1,168

Cash and cash equivalents at end of period	$ 1,668	$ 1,042

Supplemental information
Cash paid during the period for interest	$ -	$ 278

NOTE 1 – BASIS OF PRESENTATION

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission (“SEC”). Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-KSB) of AFG Investment Trust C (the “Trust”) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Trust’s financial position at March 31, 2004 and December 31, 2003, statements of income for the three month period ended March 31, 2004 and 2003, statements of changes in participants’ capital for the three months ended March 31, 2004 and statements of cash flows for the three months ended March 31, 2004 and 2003 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the March 31, 2004 financial statement presentation. These reclassifications did not effect total assets, total liabilities, participants’ capital or net income.

NOTE 2 - EQUIPMENT

The following is a summary of equipment owned by the Trust at March 31, 2004 and December 31, 2003. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2004 under contracted lease. A Remaining Lease term equal to zero reflects equipment either off-lease or being leased on a month-to-month basis. Equipment consists of the following at March 31, 2004 and December 31, 2003 (in thousands of dollars):

	Remaining
	Lease Term as of
	March 31, 2004
Equipment Type	(Months)	March 31, 2004	December 31, 2003

Manufacturing	0-4	$1,659	$2,540
Materials handling	0-18	913	1,743
Locomotives	0	196	196
Other	0	4	56

Total equipment cost		2,772	4,535
Accumulated depreciation		(2,694)	(4,440)

Equipment, net of accumulated depreciation		$78	$95

Depreciation expense on equipment was $6,000 and $0.5 million for the three months ended March 31, 2004 and 2003, respectively.

The summary above includes off-lease equipment at March 31, 2004 held for re-lease with an original cost of $0.4 million and a net book value of zero.

NOTE 3 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Trust and AFG Investment Trust D ("Trust D") each own 50% of EFG/Kettle Development LLC (“Kettle Valley”), a Delaware limited liability company, which owns a non-controlling 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada, called Kettle Valley.

The Trust’s ownership interest in Kettle Valley and affiliates is accounted for on the equity method. The Trust recorded a net loss of $15,000 and $39,000 during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, the Trust recorded a foreign currency translation adjustment of $45,000 reflecting a strengthening of the U.S. dollar against the Canadian dollar which is included in accumulated other comprehensive income (loss) and reported as part of statements of changes in participants’ capital.

The table below provides Kettle Valley Development Limited Partnership’s summarized consolidated statements of operations data for the three months ended March 31, 2004 and 2003 (in thousands of dollars):

	March 31, 2004	March 31, 2003

Total revenues	$1,182	$530
Total expenses	1,181	684

Net income (loss)	$1	$(154)

NOTE 4 - INTEREST IN EFG KIRKWOOD LLC

The Trust, Trust D and two affiliated corporations, Equis II and Semele Group, Inc. (“Semele”), own EFG Kirkwood LLC ("EFG Kirkwood"). The Trust, Trust D and Equis II collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Trust holds a non-controlling 40% of EFG Kirkwood’s Class A membership interests.

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. The Trust recorded income of $1.3 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively, which represented its pro-rata share of the net income of EFG Kirkwood.

The table below provides EFG Kirkwood’s summarized consolidated statements of operations data for the three months ended March 31, 2004 and 2003, respectively (in thousands of dollars):

	March 31, 2004	March 31, 2003

Equity income on investments	$3,373	$2,875

EFG Kirkwood owns membership interests in Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”). The table below provides comparative summarized statements of operations data for Mountain Resort and Mountain Springs for the three months ended March 31, 2004 and 2003. The operating companies have a fiscal year end of April 30th which is different from the Trust (in thousands dollars).

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2004	2003

Mountain Resort
Total revenues	$15,985	$16,508
Total expenses	10,542	11,194

Net income	$5,443	$5,314

Mountain Springs
Total revenues	$11,042	$8,841
Total expenses	7,349	6,397

Net income	$3,693	$2,444

EFG Kirkwood guarantees the payment of obligations under a revolving line of credit between DSC/Purgatory LLC (“Purgatory”), a subsidiary of Mountain Springs, and a third party lender. Another shareholder in Purgatory also guarantees this line of credit. Either party may be called on by the lender to fulfill Purgatory’s obligations. The amount of the guarantee consists of the outstanding balance of the line of credit which cannot exceed the maximum borrowing capacity under the line of $3.5 million. As of March 31, 2004, there were no borrowings outstanding on the line of credit which expires in October 2004.

NOTE 5 - INTEREST IN MILPI HOLDINGS, LLC

The Trust has a 50% non-controlling ownership interest in MILPI Holding, LLC (“MILPI”), which is accounted for on the equity method. The Trust recorded income of $0.8 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

The tables below provide summarized consolidated statement of operations data for MILPI for the three months ended March 31, 2004 and 2003, respectively (in thousands of dollars):

. .	Three Months Ended	Three Months Ended
.	March 31, 2004	March 31, 2003

Total revenues	$3,109	$1,986
Equity income in managed programs	172	308
Total expenses	1,088	842
Other income, net	18	115
Provision for taxes	673	482

Net income	$1,538	$1,085

NOTE 6 - RELATED PARTY TRANSACTIONS

Various operating expenses incurred by the Trust are paid by Equis Financial Group Limited Partnership (“EFG”) on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three months ended March 31, 2004 and 2003, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):

	March 31, 2004	March 31, 2003

Management fees	$54	$98
Administrative charges	43	41

Total	$97	$139

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust.

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 2004, the Trust was owed $0.1 million by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 2004.

NOTE 7 – CONTINGENCIES

The SEC staff has informed the Trust that it believes the Trust may be an unregistered investment company within the meaning of the The Investment Company Act of 1940 (the “Act”). The Trust, after consulting with counsel, does not believe that it is an unregistered investment company. However, it is possible that the Trust may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, the Trust intends to avoid being deemed an investment company by means that may include disposing assets that they might not otherwise dispose of.

The Trust is subject to various claims and proceeding in the normal course of business. Management believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Trust or its results of operations.

NOTE 8 - SEGMENT REPORTING

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the majority of the Trust's equity interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the years ended March 31, 2004 and 2003 is summarized below (in thousands of dollars).

For the Three Months Ended	Equipment	Equipment	Real
March 31, 2004	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$ 171	$ -	$ -	$ -	$ 171
Interest income	-	-	5	4	9
Gain on disposal of equipment	24	-	-	-	24
Other income	13	-	-	-	13
Total revenue	208	-	5	4	217

Expenses:
Depreciation and amortization	6	-	-	-	6
Management fees – affiliates	8	24	21	1	54
Operating expenses	15	-	-	116	131
Operating expenses - affiliates	43	-	-	-	43

Total expenses	72	24	21	117	234

Equity Interests:
Equity in net loss of other investments	-	-	-	(1)	(1)
Equity in net loss of EFG/Kettle Development LLC	-	-	(15)	-	(15)
Equity in net income of EFG Kirkwood LLC	-	-	1,350	-	1,350
Equity in net income of MILPI Holdings, LLC	-	817	-	-	817

Total income (loss) income from equity interests	-	817	1,335	(1)	2,151

Net income (loss)	$ 136	$ 793	$ 1,319	$ (114)	$ 2,134

Total assets as of March 31, 2004	$ 175	$ 6,330	$ 12,127	$ 1,739	$ 20,371

For the Three Months Ended	Equipment	Equipment	Real
March 31, 2003	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$ 1,229	$ -	$ -	$ -	$ 1,229
Interest income	-	-	20	-	20
Loss on sale of equipment	(3)	-	-	-	(3)

Total revenue	1,226	-	20	-	1,246

Expenses:
Depreciation and amortization	530	-	-	-	530
Interest expense	407	-	-	-	407
Management fees – affiliates	52	24	21	1	98
Operating expenses	1	-	-	134	135
Operating expenses - affiliates	41	-	-	-	41

Total expenses	1,031	24	21	135	1,211

Equity Interests:
Equity in net loss of EFG/Kettle Development LLC	-	-	(39)	-	(39)
Equity in net income of EFG Kirkwood LLC	-	-	1,151	-	1,151
Equity in net income of MILPI Holdings, LLC	-	395	-	-	395

Total income from equity interests	-	395	1,112	-	1,507

Net income (loss)	$ 195	$ 371	$ 1,111	$ (135)	$ 1,542

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Trust to evaluate all existing arrangements to identify situations where the Trust has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Trust to consolidate the variable interest entities’ financial statements with its own. The Trust is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Trust will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

The Trust is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Trust.

AFG INVESTMENT TRUST C

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

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

Contingencies and Litigation

The Securities and Exchange Commission staff has informed the Trust that it believes the Trust may be an unregistered investment company within the meaning of The Investment Company Act of 1940 (the “Act”). The Trust, after consulting with counsel, does not believe that it is an unregistered investment company. However, it is possible that the Trust may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act. If necessary, the Trust intends to avoid being deemed an investment company by means that may include disposing assets that they might not otherwise dispose of.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the AFG ASIT Corporation (the “Managing Trustee”) to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Managing Trustee reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, impairment of long-lived assets and contingencies. These estimates are based on the Managing Trustee’s historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Managing Trustee believes, however, that the estimates, including those for the above-listed items, are reasonable.

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

Impairment of long-lived assets: The Trust accounts for impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS No. 144, the Trust evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Whenever circumstances indicate that an impairment may exist, the company evaluates future cash flows of the asset to the carrying value. If projected undiscounted future cash flows are lower than the carrying value of the asset, a loss is recorded. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset is determined based on a valuation model, which includes expected discounted future cash flows of the asset, current market prices and management’s market knowledge. The fair market value of long-lived assets secured by non-recourse debt is determined based on a valuation model which includes expected future cash flows and the recoverable value. The recoverable value is determined based on management’s decision to either sell, re-lease or return the asset to the lender. No impairments were recorded during the three months ended March 31, 2004.

The Managing Trustee evaluates the net realizable value of significant equipment assets, such as aircraft, individually. All other assets are evaluated collectively by equipment type unless the Managing Trustee learns of specific circumstances, such as a lessee default, technological obsolescence, or other market developments, which could affect the net realizable value of particular assets. Adjustments to reduce the net carrying value of equipment are recorded in those instances where estimated net realizable value is considered to be less than net carrying value and are reflected separately on the accompanying Statements of Income as impairment of equipment.

Results of Operations

Segment Reporting

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the majority of the Trust's equity interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Equipment Leasing

For the three months ended March 31, 2004, the Trust recognized lease revenue of $0.2 million compared to $1.2 million for same period in 2003. The decrease in lease revenue from 2003 to 2004 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized as the Trust is no longer allowed to purchase equipment.

During the three months ended March 31, 2004 and 2003, the Trust sold equipment to existing lessees and third parties. These sales resulted in a gain of $24,000. In the three months ended March 31, 2003, the Trust sold equipment for a loss of $3,000.

Depreciation expense was $6,000 and $0.5 million for the three months ended March 31, 2004 and 2003, respectively. Depreciation and amortization decreased by $0.5 million from 2003 to 2004. The decrease in depreciation for the respective periods is attributable to the sale of the Trust’s leasing equipment.

The Trust did not incur interest expense on third party debt during for the three months ended March 31, 2004. During the three months ended March 31, 2003, the Trust incurred $0.4 million of interest expense. The decrease in interest expense is attributable to the repayment of the Trust’s debt in 2003.

Management fees- affiliate from equipment leasing were $8,000 and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses and operating expenses – affiliates were $0.1 million and $42,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in operating expenses is attributable to an increase in selling and remarketing costs related to the disposition of the Trust’s assets. Operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Equipment Management

During the three months ended March 31, 2004 and 2003, the Trust recorded income of $0.8 million and $0.4 million, respectively, from its ownership interest in MILPI. This income represents the Trust’s share of net income of MILPI recorded under the equity method of accounting.

During the three months ended March 31, 2004 and 2003, MILPI recognized revenues of $3.1 million and $2.0 million, respectively. MILPI’s total revenues increased by $1.1 million in the three months ended March 31, 2004 compared to the same period in 2003. The increase in revenues is primarily attributable to a $1.2 million increase in gains related to disposition of equipment, $0.2 million increase in operating lease revenue, a $0.2 million increase in acquisition and lease negotiation fees resulting from an increase in equipment placed in the managed programs. These increases were partially offset by a decrease in management fees of $0.5 million. Management fees are primarily based on gross revenues generated by equipment under management and decreased due to asset dispositions in the managed programs.

The $1.1 million increase in revenue was offset by an increase in expense of $0.2 million. The increase is primarily attributable to a $0.2 million increase in depreciation expense. The increase in depreciation is associated with an increase in equipment held on lease.

MILPI also incurred income tax expense of approximately $0.7 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively.

Real Estate

Interest income for the three months ended March 31, 2004 was $5,000 compared to $20,000 for the same period in 2003. Interest income is generated from loans made to affiliates. Interest income decreased in the three months ended March 31, 2004 compared to the same period in 2003 due to the Trust renegotiating the terms of its loan to Kettle Valley in the first quarter of 2003 resulting in additional interest income. No similar event occurred in 2004.

Management fees paid to EFG for non-equipment assets were $21,000 for each of the three months ended March 31, 2004 and 2003. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 220 residential units have been constructed and sold and 25 additional units are under construction.

The Trust indirectly has an approximately 25% ownership interest in Kettle Valley. For the three months ended March 31, 2004 and 2003, the Trust recorded a loss of $15,000 and $39,000, respectively, from its ownership interest in Kettle Valley. These losses represent the Trust’s share of the net losses of Kettle Valley recorded under the equity method of accounting.

During the three months ended March 31, 2004 and 2003, Kettle Valley recorded revenues of $1.2 million and $0.5 million, respectively, and incurred total expenses of $1.2 million and $0.7 million, respectively. The increase in revenues and total expenses is the result of an increase in the number of lot and home sales in the three months ended March 31, 2004 compared to the same period in 2003.

EFG Kirkwood

The Trust owns 40% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, Trust D and two affiliated companies, Equis II and Semele Group, Inc. (“Semele”). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood. EFG Kirkwood’s assets consist of two minority interest investments accounted for under the equity method of accounting. The investments consist of an interest in two ski resorts: Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”).

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

For the three months ended March 31, 2004 and 2003, the Trust recorded income of $1.3 million and $1.2 million, respectively, from its ownership interest in EFG Kirkwood. This income represents the Trust’s share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the three months ended March 31, 2004 and 2003 are not indicative of future periods. These three month periods include the periods of peak income activity for the resorts. See below for discussion of the operating results of the resorts.

Mountain Resort Operating Results

During the three months ended March 31, 2004, Mountain Resort recorded total revenues of approximately $16.0 million compared to approximately $16.5 million for the same period in 2003. The decrease in total revenues from 2003 to 2004 of $0.5 million is the result of an increase in residential-related revenues, offset, in part by a decrease in ski related revenue. Ski-related revenues decreased approximately $0.7 million. The decrease in ski-related revenues resulted from a decrease in visitors to the resort compared to the same period last year, as a result of unfavorable weather conditions during the winter season.

Residential-related and other operations revenues increased approximately $0.2 million for the three months ended 2004 compared to 2003. The increase in residential-related and other operations revenues was primarily attributable to improved real estate sales volume during 2004 compared to 2003.

During the three months ended March 31, 2004 and 2003, Mountain Resort recorded total expenses of $10.5 million and $11.2 million, respectively. The decrease in total expenses of $0.7 million is due to the reduction of operational support expenses due to restructuring.

Mountain Springs

During the three months ended March 31, 2004, Mountain Springs recorded total revenues of $11.0 million compared to $8.8 million for the same period of 2003. The increase in total revenues from 2003 to 2004 of $2.2 million is the result of an increase in visitors to the resort compared to the same period last year, as a result of improved weather conditions during the winter season.

Total expenses were approximately $7.3 million for the three months ended March 31, 2004 compared to approximately $6.4 million for the same period in 2003. The increase in total expenses for the three months ended March 31, 2004 compared to the same period in 2003 of approximately $0.9 million is a result of an increased cost of sales corresponding to the increase in revenues.

Liquidity and Capital Resources and Discussion of Cash Flows

The Trust by its nature is a limited life entity. The Trust has a scheduled termination date on December 31, 2004. The Managing Trustee anticipates that their will be significant asset sales in 2004. It is currently in the process of drafting a proxy which, among other things would authorize the sale of the Trust’s membership interest s in MILPI Holdings, LLC to an affiliate controlled by Gary Engle and Jim Coyne. Any assets remaining at December 31, 2004 will be transferred to a liquidating trust. The Managing Trustee does not anticipate any distributions to the beneficial interest holders until all assets are sold and all liabilities are paid.

The Trust's principal operating activities derive from asset rental transactions. These cash inflows are used to pay management fees and operating costs. Operating activities used cash of $20,000 during the three months ended March 31, 2004.

Accounts receivable-affiliate decreased by $0.1 million, or 45%. Receivable from affiliates consists of rent or proceeds from the sale of equipment by EFG, an affiliated entity. All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis. At March 31, 2004, the Trust was owed $0.1 million by EFG, which was paid to the Trust in April 2004.

The Trust’s investment in Kettle Valley decreased by $0.1 million during 2004 or 1%. The decrease is due to the Trust recording a net foreign currency translation adjustment of $45,000 reflecting a strengthening of the U.S. dollar against the Canadian dollar which is included in accumulated other comprehensive income and reported as part of the statement of changes in participants’ capital. In addition, the Trust recorded an equity loss of $15,000 from Kettle Valley.

Investment in EFG Kirkwood increased by $1.3 million or 54% during the three month period ended March 31, 2004. The increase is attributable to equity income of $1.3 million recorded during the first quarter of 2004. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the three months ended March 31, 2004 are not indicative of future periods. This three month period includes the period of peak income activity for the resorts.

The Trust’s interest in MILPI increased by $0.8 million or 11% during the three month period ended March 31, 2004. The increase in the investment was attributable to equity income of $0.8 million recorded during the quarter, which is primarily related to gains on the disposition of equipment.

Other assets increased by $0.1 million or 32% during the period ended March 31, 2004. An increase in other assets is attributable to an increase in prepaid insurance as a result of the renewal of the Trust’s insurance policy. The insurance policy is renewed annually in the first quarter of each year and amortized throughout the applicable policy term.

Equipment held for lease decreased by $17,000 or 18% during 2004. The decrease is attributable to the disposition of equipment with a net book value of $11,000 and depreciation expense of $6,000 recorded during the period.

Accrued liabilities decreased by $48,000 or 24% during the period ended March 31, 2004. A decrease in accrued liabilities is due to accrued expenses related to selling and remarketing costs accrued at December 31, 2003 related to the disposition of the Trust’s assets in the fourth quarter of 2003. A similar charge did not incur in the three months ended March 31, 2004.

At March 31, 2004, the Trust was due aggregate future minimum lease payments of $0.1 million from contractual lease agreements. Additional cash inflows may be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

During the three months ended March 31, 2004, the Trust sold equipment with a net book value of $11,000 to existing lessess and third parties. These sales resulted in a gain on sale of $24,000. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

Equity Interest Investments

The Trust owns equity interest investments in equipment management and several real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies have a material impact on the Trust. A description of the Trust’s minority interest investments and a brief summary of the financial position are summarized below:

The Trust has minority interest investments in the following entities as of March 31, 2004 (in thousands of dollars):

	March 31, 2004	December 31, 2003

Interest in MILPI Holdings, LLC	$8,503	$7,686
Interest in EFG/Kettle Development LLC	4,175	4,235
Interest in Kirkwood, LLC	3,841	2,491
Interest in C & D IT, LLC	1,157	1,157
Investment - other	104	105

Total	$17,780	$15,674

MILPI Holdings, LLC

MILPI Holdings, LLC operates in the equipment management and real estate segments. As of March 31, 2004, MILPI had $18.5 million of equity investments in several equipment leasing programs, which comprised approximately 45% of MILPI’s total assets. At March 31, 2004, MILPI had $5.5 million in cash and cash equivalents which represents 13% of MILPI’s total assets. At March 31, 2004, MILPI had $2.5 million in railcar equipment which represented 6% of its total assets. The railcars held for lease may be sold to affiliated programs or unaffiliated third parties in 2004. MILPI’s investment in RMLP, Inc. totaled $10.4 million at March 31, 2004 representing 26% of its total assets. As of March 31, 2004, MILPI had no outstanding borrowings in the warehouse facility. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI. There were no other outstanding borrowings on this facility by MILPI or any of the other eligible borrowers.

MILPI had positive cash flows from operations of $0.4 million during the three months ended March 31, 2004. Cash flows from operations were used to finance operating costs and purchase additional assets to increase the Company’s railcar portfolio. MILPI did not declare or pay dividends to the Trusts in 2004 nor does it anticipate any dividends will be declared or paid in the remainder of 2004.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. Kettle Valley has historically operated at a net loss and has sustained negative cash flows from operations. As of March 31, 2004, the company has approximately $0.5 million in cash and $1.2 million in debt to third parties. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. Lot and home sales were 14 and 3, respectively, in the three months ended March 31, 2004 compared to 7 lots and 1 homes sold in 2003. Kettle Valley did not pay dividends in 2004 or 2003 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders or outside investors.

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

At March 31, 2004, Mountain Springs had current assets of $4.2 million, which consisted of cash of $2.0 million, accounts receivable of $1.4 million and inventories and other assets totaling $0.8 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $25.8 million.

Liabilities totaled approximately $6.5 million at March 31, 2004 and consisted primarily of debt and notes outstanding.

Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of real estate under development. Mountain Springs signed an operating agreement in which it was agreed that Durango Mountain Land Company would acquire, develop, and otherwise operate this real estate.

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

At March 31, 2004, Mountain Resort had current assets of approximately $13.3 million, which consisted of cash of $9.3 million, accounts receivable of $2.9 million, and inventory and other assets of $1.1 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $38.5 million.

Liabilities were approximately $26.8 million, which consisted primarily of long-term senior notes and affiliated debt.

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

C&D IT LLC

The Trust and Trust D each own 50% of C & D IT LLC, a Delaware limited liability company, to which each Trust contributed $1.0 million, for a 25% interest in the Rancho Malibu Limited Partnership. The Trust’s ownership interest in C & D IT LLC is accounted for on the equity method. C & D IT LLC did not pay or declare any dividends in 2004.

Outlook for the Future

Several other factors may affect the Trust’s operating performance during the remainder of 2004 and beyond including:

-asset sales
-changes in markets for the Trust’s equipment;
-changes in the regulatory environment in which the Trust’s equipment operates; and
-changes in the real estate markets in which the Trust has ownership interest.

The future out look for the different operating segments of the Trust is as follows:

Asset Sales

The Trust has a scheduled termination date on December 31, 2004. The Managing Trustee anticipates that their will be significant asset sales in 2004. It is currently in the process of drafting a proxy which, among other things would authorize the sale of the Trust’s membership interest s in MILPI Holdings, LLC to an affiliate controlled by Gary Engle and Jim Coyne. Any assets remaining at December 31, 2004 will be transferred to a liquidating trust. The Managing Trustee does not anticipate any distributions to the beneficial interest holders until all assets are sold and all liabilities are paid.

Real Estate

The Trust has a minority interest in two ski resorts, which are subject to the risks of the tourism industry. The resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Trust, its affiliates and its joint venture partners.

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

The Trust ‘s investment in real estate development companies have experienced an increase in residential sales as a result of interest rates being at historical lows. There is a risk that residential sales could materially decline if interest rates increase.

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

As the Managing Trustee anticipates significant asset sales in 2004, some or all of the Trust’s assets may be marketed for sale in 2004.

Equipment Leasing and Equipment Management

The Trust’s equipment management activities consist of its ownership interest in MILPI Holdings, LLC. The Managing Trustee is in the process of drafting a proxy, which among other things, would authorize the sale of the Trust’s interest in MILPI Holdings, LLC to an entity controlled by Gary Engle and Jim Coyne. This sale could be completed in 2004.

The Trust’s remaining equipment leasing assets consist primarily of manufacturing, materials handling equipment and locomotives. The leases for certain equipment extends beyond the Trust’s expected liquidation date. The Trustee anticipates it will we able to sell this equipment subject to those leases.
In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's capital account. At March 31, 2004, the Managing Trustee did not have a negative capital account balance. No such requirement exists with respect to the Special Beneficiary.
Item 3. Controls and Procedures

Limitations on the Effectiveness of Controls

The Trustee’s management, including its President and Chief Financial Officer (CFO), does not expect that our internal controls or disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Trust have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure controls provide reasonable assurance that the objectives of our controls system are met.

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the Trustee carried out an evaluation, under the supervision and with the participation of the Trustee’s management, including its President and CFO, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CFO concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust’s required to be included in the Trust’s exchange act filings.

(2) There have been no significant changes in the Trust’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the Trustee carried out its evaluations.

AFG INVESTMENT TRUST C
FORM 10-QSB
PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
   Response: None

Item 2.   Changes in Securities
   Response: None

Item 3.   Defaults upon Senior Securities
   Response: None

Item 4.   Submission of Matters to a Vote of Security Holders
   Response: None

Item 5.   Other Information
   Response: None

Item 6.   Exhibits and reports on Form 8-K

   a).   Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

By:  /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer and Treasurer of AFG ASIT Corp.
   (Duly Authorized Officer and
   Principal Financial and Accounting Officer)

Date:   May 14, 2004

       Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002