Form 10KSB/A
period 2003-12-31
AFG INVESTMENT TRUST C
filed 2004-05-19
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- KSB/A
Amendment No. 1

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
Yes       X       No

Check is there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenue for the fiscal year ended December 31, 2003 were $1,439,000. Shares of Trust Class A Beneficiary Interests outstanding on May 20, 2004: 1,786,753

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                           DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Annual Report to security holders for the year ended December 31, 2003 (Part I and II)

Transitional Small Business Disclosure Format: YES . NO X .

EXPLANATORY NOTE

AFG Investment Trust C (the “Trust”) hereby amends Item 2 of Part I, Item 8a of Part II and the Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of its Annual Report on Form 10-KSB for the year ended December 31, 2003 (the “Original Filing”) filed with the Securities and Exchange Commission on April 4, 2004, in order to correct certain disclosures made in the Original Filing and to add certain other disclosures required to be made therein pursuant to Form 10-KSB.

Item 2. Properties

The Trust does not directly own any real property. The Trust, however, has equity investments in several entities that own or are engaged in real estate activities. The real estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its subsidiary RMLP, Inc. In the opinion of the Managing Trustee, all of the properties are adequately covered by insurance.

The Trust is no longer allowed to purchase additional real estate assets as its acquisition phase has ended. The Trust was willing to purchase real estate properties, common stock in real estate entities, undeveloped land or development stage real estate entities during its acquisition phase. The Trust’s investment policy was not limited to real estate acquisitions strictly for capital gain or income. The Managing Trustee sought investments that would produce maximum growth of the beneficial interest holder’s equity.

The Trust has interests in the following entities which own real estate as of December 31, 2003 and 2002, respectively (in thousands of dollars):

	December 31, 2003	December 31, 2002

Interest in EFG/Kettle Development LLC	$4,235	$3,675
Interest in Kirkwood, LLC	2,491	2,148
Interest in MILPI Holdings, LLC (interest in Rancho Malibu through RMLP, Inc.)	3,051	-
Interest in C & D IT, LLC	1,157	1,000
Other	778	653

Total	$11,712	$7,476

Kettle Valley

The Trust has a 25% indirect ownership interest in Kettle Valley through several holding companies. Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. As of December 31, 2003, 208 residential units have been constructed and 27 are currently under construction.

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

EFG Kirkwood

The following table sets forth the principal properties owned by the Trust through its ownership in EFG Kirkwood:

Property	Location	Use

Kirkwood Mountain Resort	Kirkwood, California	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space

Kirkwood Palisades	Kirkwood, California	Real estate held for sale or development

Durango Mountain Resort	Durango, Colorado	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space

Durango Mountain Land Company	Durango, Colorado	Real estate held for sale or development

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

Mountain Springs: Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in DSC/Purgatory LLC (“Purgatory”) in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail, and food and beverage services, with the remainder of its revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

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

For the year ended December 31, 2003, Mountain Springs recorded net income of $5,000, comprised of $20.5 million in revenues net of $20.5 million in expenses, compared to a net loss of $2.6 million for the year ended December 31, 2002, comprised of $15.2 million in revenues net of $17.8 million in expenses.

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

RMLP, Inc.

RMLP, Inc, a subsidiary of MILPI, has an equity ownership interest in a development partnership which owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu” or the “Malibu property”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. Through December 31, 2003, Rancho Malibu remains under development and all costs have been capitalized to the development.

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

Competitive Conditions

The Trust has an equity interest in two ski resorts through its ownership interest in EFG Kirkwood. The ski resorts are faced with intense competition from a newer, bigger, more prestigious and nationally recognized ski resorts, which is in close proximity to our operations. Nationally, the ski resort industry is extremely competitive and many of our competitors have more experience and greater financial resources than we do. There are significant barriers to entry for new ski areas, due to the limited private lands on which ski areas could be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the appropriate infrastructure. While most North American ski areas are individually owned and operated, recent years have seen the emergence of several major corporations, which own the top ski areas. These larger owners generally have a competitive advantage over the individual operator, as they typically have better access to the capital markets and are able to generate synergies within their resort operations which enhance profitability.

The Trust has an equity interest in real estate development entities through its ownership interest in Kettle Valley, EFG Kirkwood and Rancho Malibu. The real estate development industry is a highly competitive business. There are numerous residential real estate developers and development projects operating in the same geographic area in which the Trust’s operates. Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development master plan, and the developer's ability to build, market and deliver project segments on a timely basis. Many of the Trust's competitors may have greater financial resources and/or access to cheaper capital than the Trust.

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

Quarterly Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1)   As of the end of the period covered by this report, the Trustee carried out an evaluation, under the supervision and with the participation of the Trustee’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CFO concluded that the Fund’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Fund’s required to be included in the Fund’s exchange act filings.

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
Date: May 19, 2004

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
Date: March 19, 2004

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002