Form 10QSB
period 2004-06-30
AFG INVESTMENT TRUST C
filed 2004-08-16
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

                                        [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                  THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ended June 30, 2004

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

Shares of Class A interests outstanding as of August 13, 2004: 1,786,753
Shares of Class B interests outstanding as of August 13, 2004: 3,024,740

Transitional Small Business Disclosure Format: YES . NO X .

AFG INVESTMENT TRUST C

FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
at June 30, 2004 and December 31, 2003	3

Condensed Statements of Operations
for the Three and Six Months Ended June 30, 2004 and 2003	4

Condensed Statement of Changes in Participants’ Capital
for the Six Months Ended June 30, 2004	5

Condensed Statements of Cash Flows
for the Six Months Ended June 30, 2004 and 2003	6

Notes to the Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	13

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION:

Item 1 – 5.	22

Item 6. Exhibits and reports on Form 8-K	22

AFG INVESTMENT TRUST C
CONDENSED BALANCE SHEETS
(in thousands of dollars, except share amounts)
(unaudited)

	June 30, 2004	December 31, 2003

Assets

Cash and cash equivalents	$1,416	$1,698
Accounts receivable – affiliate	62	162
Loan receivable - EFG/Kettle Development LLC	528	528
Interest in EFG/Kettle Development LLC	4,084	4,235
Interest in EFG Kirkwood, LLC	3,317	2,491
Interest in MILPI Holdings, LLC	8,300	7,686
Interest in C & D IT, LLC	1,157	1,157
Other assets	340	373

Total assets	$19,204	$18,330

Liabilities and participants' capital

Accrued liabilities	$119	$202

Total liabilities	119	202

Commitments and Contingencies

Participants' capital (deficit):
Managing Trustee	(4)	(2)
Special beneficiary	-	-
Class A beneficiary interests (1,786,753 interests,
initial purchase price of $25 each)	20,857	19,740
Class B beneficiary interests (3,024,740 interests,
initial purchase price of $5 each)	-	-
Treasury interests (224,261 Class A interests at cost)	(2,339)	(2,339)
Accumulated other comprehensive income	571	729

Total participants' capital	19,085	18,128

Total liabilities and participants' capital	$19,204	$18,330

AFG INVESTMENT TRUST C
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share amounts)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

.
Revenue

Lease revenue	$63	$1,269	$234	$2,498
Interest income	8	33	17	54
Gain (loss) on sale of equipment, net	7	2	31	(1)
Other revenue	-	-	13	-

Total revenue	78	1,304	295	2,551

Expenses

Depreciation and amortization	3	512	9	1,042
Interest expense	-	393	-	800
Impairment of assets	883	-	883	-
Management fees - affiliates	49	101	103	199
Operating expenses	196	82	327	224
Operating expenses -affiliates	110	41	153	76

Total expenses	1,241	1,129	1,475	2,341

Income (Loss) from Equity Interests

Equity in net loss of other investments	(34)	-	(35)	-
Equity in net income (loss) of EFG/Kettle Development LLC and affiliates	22	12	7	(27)
Equity in net (loss) income of EFG Kirkwood LLC	(524)	(380)	826	771
Equity in net income (loss) of MILPI Holdings, LLC	680	(8)	1,497	387

Total income (loss) from equity interests	144	(376)	2,295	1,131

Net (loss) income	$(1,019)	$(201)	$1,115	$1,341

Net (loss) income
per Class A Beneficiary Interest	$(0.23)	$0.54	$0.62	$1.14

Per Class B Beneficiary Interest	$(0.14)	$0.04	$-	$0.14
Average Class A Beneficiary Interests outstanding	1,786,753	1,786,753	1,786,753	1,786,753
Average Class B Beneficiary Interests outstanding	3,024,740	3,024,740	3,024,740	3,024,740

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ CAPITAL
For the Six Months Ended June 30, 2004
(in thousands of dollars, except shares)
(unaudited)

	Managing Trustee	Special Beneficiary	Class A Beneficiaries		- Class B Beneficiaries		Treasury		Accumulated Other Comprehensive
	Amount	Amount	Interests	Amount	Interests	Amount	Interests	Amount	Income (Loss)	Total

Balances at December 31, 2003	$ (2)	$ -	1,786,753	$ 19,740	3,024,740	$ -	224,261	$ (2,339)	$ 729	$ 18,128

Net (loss) income	(2)	-	-	1,117	-	-	-	-	-	1,115
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(158)	(158)

Comprehensive income										957

Balances at June 30, 2004	$ (4)	$ -	1,786,753	$ 20,857	3,024,740	$ -	224,261	$ (2,339)	$ 571	$ 19,085

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30,
(in thousands of dollars)
(unaudited)

	2004	2003

Cash flows provided by (used in) operating activities
Net income	$ 1,115	$ 1,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9	1,042
(Gain) loss on disposition of equipment	(31)	1
Impairment of assets	883	-
Change in equity interests	(2,137)	(678)
Changes in assets and liabilities:
Accounts receivable – affiliate	100	(140)
Other assets	(21)	(81)
Accrued liabilities	(83)	6
Deferred rental income	-	(19)
Net cash (used in) provided by operating activities	(165)	1,472

Cash flows provided by investing activities
Proceeds from equipment sales	41	3
Dividend received from investment – affiliate	-	2
Net cash provided by investing activities	41	5

Cash flows used in financing activities
Repurchase of Class A beneficiary interests	-	(1)
Principal payments - note payable	-	(1,210)

Net cash used in financing activities	-	(1,211)

Net (decrease) increase in cash and cash equivalents	(124)	266
Effect of foreign exchange rate changes	(158)	(453)
Cash and cash equivalents at beginning of year	1,698	1,168

Cash and cash equivalents at end of period	$ 1,416	$ 981

Supplemental information
Cash paid during the period for interest	$ -	$ 676

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Trust’s balance sheets at June 30, 2004, statements of operations for the three and six month periods ended June 30, 2004 and 2003, statements of changes in participants’ capital for the six months ended June 30, 2004 and statements of cash flows for the six months ended June 30, 2004 and 2003 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the June 30, 2004 financial statement presentation. These reclassifications did not affect total assets, total liabilities, participants’ capital or net income (loss).

NOTE 2 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Trust and AFG Investment Trust D ("Trust D") each own 50% of EFG/Kettle Development LLC (“Kettle Valley”), a Delaware limited liability company, which owns a non-controlling 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada, called Kettle Valley.

The Trust’s ownership interest in Kettle Valley and affiliates is accounted for on the equity method. The Trust recorded net income of $22,000 and $7,000 during the three and six months ended June 30, 2004, respectively compared to net income of $12,000 and a net loss of $27,000 for the same periods in 2003. During the six months ended June 30, 2004, the Trust recorded a foreign currency translation adjustment of $0.2 million reflecting a strengthening of the U.S. dollar against the Canadian dollar which is included in accumulated other comprehensive income (loss) and reported as part of statements of changes in participants’ capital.

The table below provides Kettle Valley Development Limited Partnership’s summarized consolidated statements of operations data for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Total revenues	$2,028	$1,959	$3,210	$2,489
Total expenses	1,938	1,925	3,119	2,609

Net income (loss)	$90	$34	$91	$(120)

NOTE 3 - INTEREST IN EFG KIRKWOOD LLC

The Trust, Trust D and two affiliated corporations, Equis II and Semele Group, Inc. (“Semele”), own EFG Kirkwood LLC ("EFG Kirkwood"). The Trust, Trust D and Equis II collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Trust holds a non-controlling interest of 40% of EFG Kirkwood’s Class A membership interests.

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. For the three and six months ended June 30, 2004, the Trust recorded a loss of $0.5 million and income of $0.8 million, respectively, compared to a loss of $0.4 million and income of $0.8 million for the same periods in 2003, which represented its pro-rata share of the net income (loss) of EFG Kirkwood.

The table below provides EFG Kirkwood’s summarized consolidated statements of operations data for the three and six months ended June 30, 2004 and 2003, respectively (in thousands of dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Equity (loss) income on investments	$(1,311)	$(951)	$2,062	$1,924

EFG Kirkwood owns membership interests in Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”). The operating companies have a fiscal year end of April 30th which is different from the Trust. The table below provides comparative summarized statements of operations data for Mountain Resort and Mountain Springs for the three and six months ended June 30, 2004 and 2003 (in thousands dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Mountain Resort
Total revenues	$4,122	$5,003	$20,107	$21,686
Total expenses	5,781	5,821	16,323	17,052

Net (loss) income	$(1,659)	$(818)	$3,784	$4,634

Mountain Springs
Total revenues	$1,155	$870	$12,197	$9,711
Total expenses	3,375	2,979	10,724	9,376

Net (loss) income	$(2,220)	$(2,109)	$1,473	$335

EFG Kirkwood guarantees the payment of obligations under a revolving line of credit between DSC/Purgatory LLC (“Purgatory”), a subsidiary of Mountain Springs, and a third party lender. Another shareholder in Mountain Springs also guarantees this line of credit. Either party may be called on by the lender to fulfill Purgatory’s obligations. The amount of the guarantee consists of the outstanding balance of the line of credit which cannot exceed the maximum borrowing capacity under the line of $3.5 million. As of June 30, 2004, borrowings outstanding on the line of credit were $1.7 million. The line of credit expires in October 2004.

NOTE 4 – INTEREST IN MILPI HOLDINGS LLC

On June 3, 2004, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee. On July 28, 2004, the shareholders voted in favor of each of the proposals, one of which included the sale of the Trust’s membership interest in MILPI Holdings, LLC (“MILPI”) for $8.3 million. The transaction is expected to close in 2004.

The impairment test under APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, considers whether the fair value of the equity investment has declined and whether that decline is other than temporary. The Trust impaired its interest in MILPI to reflect MILPI at an amount equal to the sales proceeds expected to be received in connection with the sale. As a result, the Trust recorded an impairment of $0.8 million.

The table below provides summarized consolidated statements of operations data for MILPI for the three and six months ended June 30, 2004 and 2003, respectively (in thousands of dollars):

.	Three Months	Three Months	Six Months	Six Months
.	Ended	Ended	Ended	Ended
.	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Total revenues	$ 1,877	$ 1,212	$ 4,986	$ 3,198
Equity income in managed programs	587	233	759	541
Total expenses	585	1,370	1,655	2,097

Income before income taxes	1,879	75	4,090	1,642
Provision for taxes	518	116	1,191	598

Net income (loss)	$ 1,361	$ (41)	$ 2,899	$ 1,044

NOTE 5 - RELATED PARTY TRANSACTIONS

Various operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three and six months ended June 30, 2004 and 2003, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Management fees	$49	$101	$103	$199
Administrative charges	110	41	153	76

Total	$159	$142	$256	$275

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust.

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2004, the Trust was owed $0.1 million by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2004.

NOTE 6 – CONTINGENCIES

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

On June 9, 2004, Robert Lewis, as plaintiff, filed a class and derivative action, captioned Robert Lewis v. Gary D. Engle, James A. Coyne, AFG ASIT Corporation, Equis II Corporation, Semele Group Inc., PLM MILPI Holdings LLC, Defendants, and AFG Investment Trust C, Nominal Defendant, C.A. No. 497-N, in the Court of Chancery of the State of Delaware, on behalf of a proposed class of investors holding units of beneficial interest in AFG Investment Trust C, against a number of its affiliates, including AFG ASIT Corporation, its managing trustee, as defendants, and the Trust as a nominal defendant.

The plaintiff has alleged, among other things, claims against the defendants on behalf of the Trust for breaches of fiduciary duty and a duty to disclose, as well as breach of the trust agreement that governs the Trust. These allegations relate to a consent solicitation statement mailed by the Trust to its unitholders on or about June 2, 2004, and the MILPI sale transaction and the proposed amendments to the trust agreement described therein. Specifically, Plaintiff has alleged that the MILPI sale transaction and the amendments are unfair to the Trust and the minority interest holders in the Trust and represent conflicts of interest with respect to the defendants since, among other things, the sale price is allegedly unfairly low and the amendments allegedly permit the managing trustee to unilaterally determine the value of the assets for making in-kind distributions and the terms of asset sales by the Trust to the defendants. The plaintiff also has alleged, among other things, that a fairness opinion delivered with respect to the fairness from a financial point of view of the aggregate consideration to be received by the Trust and an affiliated trust in the MILPI sale transaction does not support the purchase price and is inadequate, misleading, and stale. The plaintiff also has alleged that the defendants have breached their fiduciary duty of disclosure in that the consent solicitation statement, among other things, allegedly is materially misleading and failed to disclose the conflicting self-interests of the defendants in the MILPI sale and the amendments and how the managing trustee chose or arrived at the MILPI sale price. In addition, the plaintiff alleges that the managing trustee has breached the trust agreement by acting to dissolve the Trust prior to the occurrence of certain events described in the trust agreement as conditions precedent to the liquidation of the Trust.

The plaintiff has requested that the court certify the lawsuit as a class action and the plaintiff as representative of the class; preliminarily and permanently enjoin the liquidation of the Trust, the consent solicitation and the MILPI sale transaction and the amendments; order corrective supplemental disclosures; award unspecified damages; and such other relief as the court may grant. The defendants deny all of the plaintiff’s allegations and intend to vigorously defend against the lawsuit.

The Trust is subject to various claims and proceedings in the normal course of business. Management believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Trust or its results of operations.

NOTE 7 - SEGMENT REPORTING

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the majority of the Trust's equity interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables. Other operating expenses consist of primarily management fees and professional services, such as audit and legal fees.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2004 and 2003 is summarized below (in thousands of dollars).

For the Three Months Ended	Equipment	Equipment	Real
June 30, 2004	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$63	$-	$-	$-	$63
Interest income	-	-	5	3	8
Gain on sale of equipment	7	-	-	-	7

Total revenue	70	-	5	3	78

Expenses:
Depreciation	3	-	-	-	3
Impairment of assets	-	883	-	-	883
Management fees – affiliates	3	25	21	-	49
Operating expenses	33	-	-	163	196
Operating expenses - affiliates	110	-	-	-	110

Total expenses	149	908	21	163	1,241

Equity Interests:
Equity in net loss of other investments	-	-	(34)	-	(34)
Equity in net income of EFG/Kettle Development LLC	-	-	22	-	22
Equity in net loss of EFG Kirkwood LLC	-	-	(524)	-	(524)
Equity in net income of MILPI Holdings, LLC	-	660	20	-	680

Total loss from equity interests	-	660	(516)	-	144

Net loss	$(79)	$(248)	$(532)	$(160)	$(1,019)

For the Three Months Ended	Equipment	Equipment	Real
June 30, 2003	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$1,269	$-	$-	$-	$1,269
Interest income	-	-	27	6	33
Gain on sale of equipment, net	2	-	-	-	2

Total revenue	1,271	-	27	6	1,304

Expenses:
Depreciation	512	-	-	-	512
Interest expense	393	-	-	-	393
Management fees – affiliates	55	25	21	-	101
Operating expenses	5	-	-	77	82
Operating expenses - affiliates	41	-	-	-	41

Total expenses	1,006	25	21	77	1,129

Equity Interests:
Equity in net income of EFG/Kettle Development LLC	-	-	12	-	12
Equity in net loss of EFG Kirkwood LLC	-	-	(380)	-	(380)
Equity in net loss of MILPI Holdings, LLC	-	(8)	-	-	(8)

Total loss from equity interests	-	(8)	(368)	-	(376)

Net income (loss)	$265	$(33)	$(362)	$(71)	$(201)

For the Six Months Ended	Equipment	Equipment	Real
June 30, 2004	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$234	$-	$-	$-	$234
Interest income	-	-	10	7	17
Gain on sale of equipment	31	-	-	-	31
Other revenue	-	-	-	13	13

Total revenue	265	-	10	20	295

Expenses:
Depreciation	9	-	-	-	9
Impairment of assets	-	883	-	-	883
Management fees – affiliates	12	49	42	-	103
Operating expenses	48	-	-	279	327
Operating expenses - affiliates	153	-	-	-	153

Total expenses	222	932	42	279	1,475

Equity Interests:
Equity in net loss of other investments	-	-	(35)	-	(35)
Equity in net income of EFG/Kettle Development LLC	-	-	7	-	7
Equity in net income of EFG Kirkwood LLC	-	-	826	-	826
Equity in net income of MILPI Holdings, LLC	-	1,494	3	-	1,497

Total income from equity interests	-	1,494	801	-	2,295

Net income (loss)	$43	$562	$769	$(259)	$1,115

Total assets at June 30, 2004	$128	$6,460	$11,151	$1,465	$19,204

For the Six Months Ended	Equipment	Equipment	Real
June 30, 2003	Leasing	Management	Estate	Other	Total

Revenue
Lease revenue	$2,498	$-	$-	$-	$2,498
Interest income	-	-	48	6	54
Loss on sale of equipment	(1)	-	-	-	(1)

Total revenue	2,497	-	48	6	2,551

Expenses
Depreciation	1,042	-	-	-	1,042
Interest expense	800	-	-	-	800
Management fees - affiliates	108	49	42	-	199
Operating expenses	5	-	-	219	224
Operating expenses - affiliates	76	-	-	-	76

Total expenses	2,031	49	42	219	2,341

Equity Interests
Equity in net loss of EFG/Kettle Development LLC	-	-	(27)	-	(27)
Equity in net income of EFG Kirkwood LLC	-	-	771	-	771
Equity in net income of MILPI Holdings, LLC	-	387	-	-	387

Total income from equity interests	-	387	744	-	1,131

Net income (loss)	$466	$338	$750	$(213)	$1,341

NOTE 8—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – SUBSEQUENT EVENT

On July 28, 2004, the beneficial interest holders of the Trust approved three proposals. These included a proposal to sell the Trust’s interest in MILPI for $8.3 million to an entity controlled by Jim Coyne and Gary Engle. This transaction is expected to close in 2004.

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

On June 9, 2004, Robert Lewis, as plaintiff, filed a class and derivative action, captioned Robert Lewis v. Gary D. Engle, James A. Coyne, AFG ASIT Corporation, Equis II Corporation, Semele Group Inc., PLM MILPI Holdings LLC, Defendants, and AFG Investment Trust C, Nominal Defendant, C.A. No. 497-N, in the Court of Chancery of the State of Delaware, on behalf of a proposed class of investors holding units of beneficial interest in AFG Investment Trust C, against a number of its affiliates, including AFG ASIT Corporation, its managing trustee, as defendants, and the Trust as a nominal defendant.

The plaintiff has alleged, among other things, claims against the defendants on behalf of the Trust for breaches of fiduciary duty and a duty to disclose, as well as breach of the trust agreement that governs the Trust. These allegations relate to a consent solicitation statement mailed by the Trust to its unitholders on or about June 2, 2004, and the MILPI sale transaction and the proposed amendments to the trust agreement described therein. Specifically, Plaintiff has alleged that the MILPI sale transaction and the amendments are unfair to the Trust and the minority interest holders in the Trust and represent conflicts of interest with respect to the defendants since, among other things, the sale price is allegedly unfairly low and the amendments allegedly permit the managing trustee to unilaterally determine the value of the assets for making in-kind distributions and the terms of asset sales by the Trust to the defendants. The plaintiff also has alleged, among other things, that a fairness opinion delivered with respect to the fairness from a financial point of view of the aggregate consideration to be received by the Trust and an affiliated trust in the MILPI sale transaction does not support the purchase price and is inadequate, misleading, and stale. The plaintiff also has alleged that the defendants have breached their fiduciary duty of disclosure in that the consent solicitation statement, among other things, allegedly is materially misleading and failed to disclose the conflicting self-interests of the defendants in the MILPI sale and the amendments and how the managing trustee chose or arrived at the MILPI sale price. In addition, the plaintiff alleges that the managing trustee has breached the trust agreement by acting to dissolve the Trust prior to the occurrence of certain events described in the trust agreement as conditions precedent to the liquidation of the Trust.

The plaintiff has requested that the court certify the lawsuit as a class action and the plaintiff as representative of the class; preliminarily and permanently enjoin the liquidation of the Trust, the consent solicitation and the MILPI sale transaction and the amendments; order corrective supplemental disclosures; award unspecified damages; and such other relief as the court may grant. The defendants deny all of the plaintiff’s allegations and intend to vigorously defend against the lawsuit.

The Trust is subject to various claims and proceedings in the normal course of business. Management believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Trust or its results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires AFG ASIT Corporation (the “Managing Trustee”) to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Managing Trustee reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, impairment of long-lived assets and contingencies. These estimates are based on the Managing Trustee’s historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Managing Trustee believes, however, that the estimates, including those for the above-listed items, are reasonable.

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

Impairment of long-lived assets: The Trust evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Whenever circumstances indicate that an impairment may exist, the company evaluates future cash flows of the asset to the carrying value. If projected undiscounted future cash flows are lower than the carrying value of the asset, a loss is recorded. The loss recorded is equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset is determined based on a valuation model, which includes expected discounted future cash flows of the asset, current market prices and management’s market knowledge. The fair market value of long-lived assets secured by non-recourse debt is determined based on a valuation model which includes expected future cash flows and the recoverable value. The recoverable value is determined based on management’s decision to either sell, re-lease or return the asset to the lender.

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

Equipment Leasing

For the three and six months ended June 30, 2004, the Trust recognized lease revenue of $0.1 million and $0.2 million, respectively, compared to $1.3 million and $2.5 million, respectively, for same period in 2003. The decrease in lease revenue in the three and six months ended June 30, 2004 compared to the same periods in 2003 resulted primarily from lease term expirations and the disposition of equipment. Future equipment sales will result in a reduction in the lease revenue recognized as the Trust is no longer allowed to purchase equipment.

During the three and six months ended June 30, 2004, the Trust sold equipment having a net book value of $10,000 to existing lessees and third parties. These sales resulted in a gain of $7,000 and $31,000 for the three and six months ended June 30, 2004. During the three and six months ended June 30, 2003, the Trust sold equipment having a net book value of $4,000 to existing lessees and third parties. These sales resulted in a gain of $2,000 and a loss of $1,000 for the three and six month periods ended June 30, 2003.

Depreciation expense was $3,000 and $9,000 for the three and six months ended June 30, 2004, respectively compared to $0.5 million and $1.0 million, respectively, for the same periods in 2003. The decrease in depreciation for the respective periods is attributable to the disposition of the Trust’s leasing equipment. Depreciation is expected to continue to decline in the future as the Trust’s equipment portfolio is sold and not replaced.

The Trust did not incur interest expense on third party debt during the six months ended June 30, 2004. During the three and six months ended June 30, 2003, the Trust incurred $0.4 million and $0.8 million of interest expense. The decrease in interest expense is attributable to the repayment of the Trust’s debt in 2003.

Management fees- affiliate from equipment leasing were $3,000 and $12,000 for the three and six months ended June 30, 2004, respectively, compared to $0.1 million for the same periods in 2003. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. The decrease in management fees- affiliates for the respective periods is attributable to the disposition of the Trust’s leasing equipment.

Operating expenses and operating expenses – affiliates were $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively, compared to $46,000 and $0.1 million for the same periods in 2003. The increase in operating expenses is attributable to an increase in selling and remarketing costs related to the disposition of the Trust’s assets. Operating expenses consist primarily of administrative charges as well as printing and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Equipment Management

For the three and six months ended June 30, 2004 the Trust recorded income of $0.7 million and of $1.5 million, respectively, compared to a loss of $8,000 and income of $0.4 million, respectively, for the same periods in 2003, which represented its pro-rata share of the net income of MILPI under the equity method of accounting. PLM is primarily an equipment leasing and asset management company.

During the three and six months ended June 30, 2004, MILPI recognized revenues of $1.9 million and $5.0 million, respectively, compared to $1.2 million and $3.2 million, respectively, for the same periods in 2003. Revenues for the three months ended June 30, 2004 consisted primarily of management fees of $1.0 million, $0.5 million of acquisition and lease negotiation fees, $0.1 million gain on disposition of equipment and lease revenue of $0.1 million. Revenues for the six months ended June 30, 2004 consisted primarily of management fees of $1.9 million, $1.3 million of acquisition and lease negotiation fees, $1.2 million gain on disposition of equipment and $0.4 million of lease revenue. Revenues for the three months ended June 30, 2003 are comprised primarily of management fees of $0.8 million and $0.3 million of gain on disposition of equipment. For the six months ended June 30, 2003, revenues were comprised of management fees of $2.2 million, $0.5 million of acquisition and lease negotiation fees, $0.2 million gain on disposition of equipment and $0.1 million of lease revenue. Acquisition and lease negotiation fees increased in the six months ended June 30, 2004 by $0.7 million compared to the same period in 2003 as a result of more equipment being placed in PLM managed programs during 2004 compared to 2003.

During the three and six months ended June 30, 2004, MILPI incurred total expenses of $0.6 million and $1.7 million, respectively, compared to $1.4 million and $2.1 million, respectively, for the same period in 2003. Expenses for the three months ended June 30, 2004 are comprised of operational support expenses of $0.4 million and depreciation and amortization expense of $0.2 million. For the six months ended June 30, 2004, expenses are comprised primarily of operational support expenses of $1.3 million and depreciation and amortization expense of $0.3 million.

Expenses for the three months ended June 30, 2003 are comprised of operational support expenses of $0.9 million, depreciation and amortization expense of $0.2 million and $0.3 million impairment of MILPI’s investments in the managed programs. For the six months ended June 30, 2003, expenses are comprised primarily of operational support expenses of $1.7 million, depreciation and amortization expense of $0.3 million and $0.3 million impairment of MILPI’s investments in the managed programs.

The decrease in total expenses for the three and six month periods ended June 30, 2004 compared to the same periods in 2003, is primarily attributable to an decrease in general and administrative costs of $0.4 million. In addition, the decrease is attributable to an impairment charge of $0.3 million to MILPI’s investments in the managed growth funds which was recorded during 2003. A similar charge was not recorded in 2004.

During the three and six months ended June 30, 2004, MILPI incurred income tax expense of $0.5 million and $1.2 million, respectively, with an effective tax rate of 29% for the six month period. For the three and six month period ended June 30, 2003, MILPI incurred income tax expense of $0.1 million and $0.6 million, respectively, with an effective tax rate of 36% for the six month period. The effective tax rate decreased 7% during the six month period ended June 30, 2004 compared to the same period in 2003 due to an increased amount of income being earned at MILPI Holdings, LLC, which is a non-taxable entity.

On July 28, 2004, the beneficial interest holders of the Trust approved three proposals. These included a proposal to sell the Trust’s interest in MILPI for $8.3 million to an entity controlled by Jim Coyne and Gary Engle. This transaction is expected to close in 2004.

Real Estate

Interest income in the real estate segment for the three and six months ended June 30, 2004 was $5,000 and $10,000 compared to $27,000 and $48,000 for the same periods in 2003. Interest income is generated from loans made to affiliates. Interest income decreased in the three and six months ended June 30, 2004 compared to the same period in 2003 due to the Trust renegotiating the terms of its loan to Kettle Valley.

Management fees paid to EFG for non-equipment assets were $21,000 and $42,000 for each of the three and six months ended June 30, 2004 and 2003, respectively. Management fees for non-equipment assets, excluding cash, are 1% of the original equipment cost of such assets under management.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 251 residential units have been constructed and sold and 26 additional units are under construction.

The Trust indirectly has an approximate 25% ownership interest in Kettle Valley. For the three and six months ended June 30, 2004, the Trust recorded income of $22,000 and $7,000, respectively, compared to income of $12,000 and a loss of $27,000 for the same periods in 2003. During the six months ended June 30, 2004, the Trust recorded a foreign currency translation loss of $0.2 million, included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital, reflecting a strengthening of the U.S. dollar against the Canadian dollar at the end of the second quarter of 2004.

During the three and six months ended June 30, 2004, Kettle Valley recorded revenues of $2.0 million and $3.2 million, respectively, compared to revenues of $2.0 million and 2.5 million for the same periods in 2003. Total expenses incurred during the three and six months ended June 30, 2004 were $1.9 million and $3.1 million, respectively, compared to $1.9 million and $2.6 million in the same periods in 2003. The increase in revenues and total expenses during the six months ended June 30, 2004 compared to the same period in 2003 is the result of an increase in the number of lot and home sales.

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

For the three and six months ended June 30, 2004, the Trust recorded a loss of $0.5 million and income of $0.8 million, respectively, from its ownership interest in EFG Kirkwood. For the three and six months ended June 30, 2003, the Trust recorded a loss of $0.4 million and income of $0.8 million, respectively, This income represents the Trust’s share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood’s operations, the financial results of the six months ended June 30, 2004 and 2003 are not indicative of future periods. These six month periods include the periods of peak income activity for the resorts. See below for discussion of the operating results of the resorts.

Mountain Resort Operating Results

During the three and six months ended June 30, 2004, Mountain Resort recorded total revenues of approximately $4.1 million and $20.1 million compared to $5.0 million and $21.7 million for the same periods in 2003. The decrease in total revenues from 2003 to 2004 is the result of a decrease in ski related revenue. The decrease in ski-related revenues resulted from a decrease in visitors to the resort compared to the same period last year, as a result of unfavorable weather conditions during the winter season.

During the three and six months ended June 30, 2004, Mountain Resort recorded total expenses of $5.8 million and $16.3 million, compared to $5.8 million and $17.1 million for the same periods in 2003, respectively. The decrease in total expenses is due to the reduction of operational support expenses.

Mountain Springs

During the three and six months ended June 30, 2004, Mountain Springs recorded total revenues of $1.2 million and $12.2 million, compared to $0.9 million and $9.7 million for the same periods of 2003. The increase in total revenues from 2003 to 2004 is the result of an increase in visitors to the resort compared to the same period last year, as a result of improved weather conditions during the winter season.

Total expenses were approximately $3.4 million and $10.7 million for the three and six months ended June 30, 2004 compared to $3.0 million and $9.4 million for the same period in 2003. The increase in total expenses for the three and six months ended June 30, 2004 compared to the same periods in 2003 is a result of an increased cost of sales corresponding to the increase in revenues.

Liquidity and Capital Resources and Discussion of Cash Flows

The Trust by its nature is a limited life entity. The Trust has a scheduled termination date of December 31, 2004. In the third quarter of 2004, the beneficial interest holders approved a resolution, which among other things, allow the Trust to adopt a plan of liquidation and dissolution prior to December 31, 2004. The Managing Trustee anticipates that this will be adopted in the third quarter of 2004. The beneficial interest holders also authorized the sale of MILPI Holdings, LLC to an entity controlled by Gary Engle and Jim Coyne. This transaction is expected to close in 2004. The Trust could have other significant asset sales in 2004.

The Trust's principal operating activities derive from asset rental transactions. These cash inflows are used to pay management fees and operating costs. Operating activities used cash of $0.2 million during the six months ended June 30, 2004.

Accounts receivable-affiliate decreased by $1.0 million or 62% during the six months ended June 30, 2004. Receivable from affiliates consists of rent or proceeds from the sale of equipment by EFG, an affiliated entity. All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis. At June 30, 2004, the Trust was owed $0.1 million by EFG for such funds compared to $0.2 million at December 31, 2003. The Trust was paid in full by EFG in July 2004. The decrease in the six months ended June 30, 2004 was due to a decrease in equipment leasing activity.

The Trust’s investment in Kettle Valley decreased by $0.2 million during the first six months of 2004 or 4%. The decrease is due to the Trust recording a net foreign currency translation adjustment of $0.2 million reflecting a strengthening of the U.S. dollar against the Canadian dollar.

Investment in EFG Kirkwood increased by $0.8 million or 33% during the six month period ended June 30, 2004. The increase is attributable to equity income of $0.8 million being recorded during 2004 from this equity investment.

The Trust’s interest in MILPI increased by $0.6 million or 8% during the six month period ended June 30, 2004. The increase in the investment was attributable to equity income of $1.5 million recorded during the quarter, which is primarily related to gains on the disposition of equipment, partially offset by an $0.8 million impairment recorded to adjust the interest in MILPI to the sales price of $8.3 million.

Other assets decreased by $31,000 or 8% during the six months ended June 30, 2004. A decrease in other assets is attributable to depreciation expense of $9,000 being recorded during the period. In addition, the Trust sold equipment with a net book value of $11,000 to existing lessees and third parties.

Accrued liabilities decreased by $0.1 million or 41% during the period ended June 30, 2004. A decrease in accrued liabilities is due to accrued expenses related to selling and remarketing costs accrued at December 31, 2003 related to the disposition of the Trust’s assets. A similar liability was not owed at June 30, 2004.

At June 30, 2004, the Trust was due aggregate future minimum lease payments of $0.1 million from contractual lease agreements. Additional cash inflows may be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

During the six months ended June 30, 2004, the Trust sold equipment with a net book value of $10,000 to existing lessees and third parties. These sales resulted in a gain on sale of $31,000. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

Equity Interest Investments

The Trust owns equity interest investments in equipment management and several real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies have a material impact on the Trust. A description of the Trust’s minority interest investments and a brief summary of the financial position are summarized below:

The Trust has minority interest investments in the following entities as of June 30, 2004 (in thousands of dollars):

	June 30, 2004	December 31, 2003

Interest in MILPI Holdings	$8,300	$7,686
Interest in EFG/Kettle Development LLC	4,084	4,235
Interest in EFG Kirkwood, LLC	3,317	2,491
Interest in C & D IT, LLC	1,157	1,157
Investment - other	70	105

Total	$16,928	$15,674

MILPI Holdings, LLC

MILPI Holdings, LLC operates in the equipment management and real estate segments. As of June 30, 2004, MILPI had $19.1 million of equity investments in several equipment leasing programs, which comprised approximately 41% of MILPI’s total assets. At June 30, 2004, MILPI had $9.7 million in cash and cash equivalents which represents 21% of MILPI’s total assets. At June 30, 2004, MILPI had $3.3 million in railcar equipment which represented 7% of its total assets. MILPI’s investment in RMLP, Inc. totaled $10.4 million at June 30, 2004 representing 22% of its total assets. As of June 30, 2004, MILPI had $3.2 million outstanding borrowings in the warehouse facility. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI.

MILPI had positive cash flows from operations of $2.1 million during the six months ended June 30, 2004. Cash flows from operations were used to finance operating costs and purchase additional assets to increase the Company’s railcar portfolio. MILPI did not declare or pay dividends in the first six months of 2004.

On July 28, 2004, the beneficial interest holders approved three proposals. These included a proposal to sell the Trust’s interest in MILPI for $8.3 million to an entity controlled by Jim Coyne and Gary Engle. This transaction is expected to close in 2004.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. Kettle Valley has historically operated at a net loss and has sustained negative cash flows from operations. As of June 30, 2004, the company has approximately $20.8 million in current assets, including $19.7 million of land under development. At June 30, 2004, Kettle Valley has $5.5 million in short term debt, of which $3.0 million represents related party debt. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. As of June 30, 2004, 251 lots have been sold and 26 homes are currently under construction. Kettle Valley did not pay dividends in the first six months of 2004 or in 2003 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders or outside investors.

EFG Kirkwood

EFG Kirkwood was formed for the purpose of acquiring a minority interest in two real estate investments. The investments consist of an interest in two ski resorts: Mountain Resort and Mountain Springs. EFG Kirkwood has no other significant assets other than its interest in the ski resorts.

Mountain Springs: Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in Purgatory in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood as well as another investor in Mountain Springs.

At June 30, 2004, Mountain Springs had current assets of $2.7 million, which consisted of cash of $0.6 million, accounts receivable of $1.3 million and inventories and other assets totaling $0.8 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $20.5 million.

Liabilities totaled approximately $17.4 million at June 30, 2004 and consisted primarily of debt and notes outstanding.

Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of real estate under development, which will develop, and otherwise operate this real estate.

Mountain Springs did not pay dividends in the first six months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

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

At June 30, 2004, Mountain Resort had current assets of approximately $9.5 million, which consisted of cash of $6.0 million, accounts receivable of $2.5 million, and inventory and other assets of $1.0 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $38.8 million.

Liabilities were approximately $24.2 million, which consisted primarily of long-term senior notes and affiliated debt.

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

Mountain Resorts did not pay dividends in the first six months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

C&D IT LLC

The Trust and Trust D each own 50% of C & D IT LLC, a Delaware limited liability company, to which each Trust contributed $1.0 million, for a 25% interest in the Rancho Malibu Limited Partnership. The Trust’s ownership interest in C & D IT LLC is accounted for on the equity method. C & D IT LLC did not pay or declare any dividends in 2004 and none are expected for the foreseeable future.

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

The future out look for the different operating segments of the Trust is as follows:

Asset Sales

The Trust has a scheduled termination date of December 31, 2004. In the third quarter of 2004, the beneficial interest holders approved a resolution, which among other things, allow the Trust to adopt a plan of liquidation and dissolution prior to December 31, 2004. The Managing Trustee anticipates that this will be adopted in the third quarter of 2004. The beneficial interest holders also authorized the sale of MILPI Holdings, LLC to an entity controlled by Gary Engle and Jim Coyne. This sale is expected to be completed in 2004. The Trust could have other significant asset sales in 2004.

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

Equipment Leasing and Equipment Management

The Trust’s equipment management activities consist of its ownership interest in MILPI Holdings, LLC. In the third quarter of 2004, the beneficial interest holders approved the sale of MILPI Holdings, LLC to an entity controlled by Gary Engle and Jim Coyne. This transaction is expected to be completed in 2004.
In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance, which may exist in the Managing Trustee's capital account. At June 30, 2004, the Managing Trustee had a negative $4,000 capital account balance. No such requirement exists with respect to the Special Beneficiary.
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

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1) As of the end of the period covered by this report, the Trustee carried out an evaluation, under the supervision and with the participation of the Trustee’s management, including it’s Chief Executive Officer and CFO, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CFO concluded that the Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust’s required to be included in the Trust’s exchange act filings.

(2) There have been no significant changes in the Trust’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the Trustee carried out its evaluations

AFG INVESTMENT TRUST C
FORM 10-QSB
PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
     Response: None

Item 2.   Changes in Securities
     Response: None

Item 3.   Defaults upon Senior Securities
     Response: None

Item 4.   Submission of Matters to a Vote of Security Holders

On June 3, 2004, the Trust filed a proxy statement soliciting the shareholders on several articles proposed by the Managing Trustee. On July 28, 2004, the shareholders voted in favor of each of the proposals as follows:

Proposal	For	Against	Abstain

1.To amend Section 7.3 of the Trust Agreement to allow for the sale of assets by the Trust to its affiliates.	3,953,405	101,261	21,430
2.To approve the sale of the Trust’s membership interest in MILPI Holdings, LLC, which is owned jointly with an affiliate of the Trust to PLM MILPI Holdings LLC, a Delaware limited liability company owned by James A. Coyne and Gary D. Engle.	3,961,605	89,661	24,830
3.To amend Section 8.1(b) of the Trust Agreement, which currently allows for distributions in-kind on a pro rata basis to all beneficiaries upon the liquidation and dissolution of the Trust, so that the Managing Trustee will have the discretion to make special distributions in-kind to affiliates of the Trust, together with coinciding cash payments to the other Beneficiaries, and to concurrently amend Section 7.7 of the Trust Agreement to allow for such distributions in-kind permitted by Section 8.1(b).	3,955,759	99,557	20,780

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

   b).    Reports on Form 8-K

The Company filed a Form 8-K with the United States Securities and Exchange Commission on August 5, 2004 reporting under Item 5 (other events), that the shareholders voted in favor of each of the proposals included in proxy date June 3, 2004.

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

Date:  August 13, 2004

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