Form 10QSB
period 2004-09-30
AFG INVESTMENT TRUST C
filed 2004-11-15
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR

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

Shares of Class A interests outstanding as of November 12, 2004:         1,786,753
Shares of Class B interests outstanding as of November 12, 2004:         3,024,740

Transitional Small Business Disclosure Format: YES . NO X .

AFG INVESTMENT TRUST C

FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets
at September 30, 2004 and December 31, 2003	3

Condensed Statements of Operations
for the Three and Nine Months Ended September 30, 2004 and 2003	4

Condensed Statement of Changes in Participants’ Capital
for the Nine Months Ended September 30, 2004	5

Condensed Statements of Cash Flows
for the Nine Months Ended September 30, 2004 and 2003	6

Notes to the Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3. Controls and Procedures	22

PART II. OTHER INFORMATION:

Item 1 - 5.	24

Item 6. Exhibits and reports on Form 8-K	26

AFG INVESTMENT TRUST C
CONDENSED BALANCE SHEETS
(in thousands of dollars, except share amounts)
(unaudited)

	September 30, 2004	December 31, 2003
Assets

Cash and cash equivalents	$1,311	$1,698
Accounts receivable - affiliate	15	162
Loan receivable - EFG/Kettle Development LLC	528	528
Interest in EFG/Kettle Development LLC	4,356	4,235
Interest in EFG Kirkwood, LLC	2,754	2,491
Interest in MILPI Holdings, LLC	8,300	7,686
Interest in C & D IT, LLC	1,157	1,157
Other assets	427	373

Total assets	$18,848	$18,330

Liabilities and participants' capital

Accrued liabilities	$289	$202
Total liabilities	289	202

Commitments and Contingencies

Participants' capital (deficit):
Managing Trustee	(12)	(2)
Special beneficiary	-	-
Class A beneficiary interests (1,786,753 interests,
initial purchase price of $25 each)	20,099	19,740
Class B beneficiary interests (3,024,740 interests,
initial purchase price of $5 each)	-	-
Treasury interests (224,261 Class A interests at cost)	(2,339)	(2,339)
Accumulated other comprehensive income	811	729
Total participants' capital	18,559	18,128

Total liabilities and participants' capital	$18,848	$18,330

AFG INVESTMENT TRUST C
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share and share amounts)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue

Lease revenue	$ 34	$ 1,115	$ 268	$ 3,613
Interest income	7	30	24	84
Gain on sale of equipment	2	2	33	1
Other revenue	-	-	13	-
Total revenue	43	1,147	338	3,698

Expenses

Depreciation and amortization	2	413	11	1,455
Interest expense	-	379	-	1,179
Impairment of assets	1,935	-	2,818	-
Management fees - affiliates	48	96	151	295
Operating expenses	199	149	526	373
Operating expenses -affiliates	135	13	288	89
Total expenses	2,319	1,050	3,794	3,391

Income (Loss) from Equity Interests

Equity in net income of other investments	106	-	71	-
Equity in net income of EFG/Kettle Development LLC and affiliates	32	54	39	27
Equity in net (loss) income of EFG Kirkwood LLC	(563)	(510)	263	261
Equity in net income of MILPI Holdings, LLC	1,935	45	3,432	432
Total income (loss) from equity interests	1,510	(411)	3,805	720

Net (loss) income	$(766)	$(314)	$349	$1,027

Net (loss) income
per Class A Beneficiary Interest	$(0.42)	$-	$0.20	$0.60
per Class B Beneficiary Interest	$-	$(0.07)	$-	$(0.02)
Average Class A Beneficiary Interests outstanding	1,786,753	1,786,953	1,786,753	1,786,953
Average Class B Beneficiary Interests outstanding	3,024,740	3,024,740	3,024,740	3,024,740

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C
CONDENSED STATEMENT OF CHANGES IN PARTICIPANTS’ CAPITAL
For the Nine Months Ended September 30, 2004
(in thousands of dollars, except share amounts)
(unaudited)

	Managing Trustee	Special Beneficiary	Class A Beneficiaries		- Class B Beneficiaries		Treasury		Accumulated Other Comprehensive
	Amount	Amount	Interests	Amount	Interests	Amount	Interests	Amount	Income	Total

Balances at December 31, 2003	$(2)	$-	1,786,753	$19,740	3,024,740	$-	224,261	$(2,339)	$729	$18,128

Net (loss) income	(10)	-	-	359	-	-	-	-	-	349
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	82	82
Comprehensive income										431

Balances at September 30, 2004	$(12)	$-	1,786,753	$20,099	3,024,740	$-	224,261	$(2,339)	$811	$18,559

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30,
(in thousands of dollars)
(unaudited)

	2004	2003

Cash flows provided by (used in) operating activities

Net income	$349	$1,027
Adjustments to reconcile net income to net income to
net cash provided by (used in) operating act ivies :
Depreciation and amortization	11	1,455
Gain on disposition of equipment	(33)	(1)
Impairment of assets	2,818	-
Change in equity interests	(3,888)	(286)
Changes in assets and liabilities:
Accounts receivable - affiliate	147	29
Other assets	(5)	(223)
Accrued liabilities	88	20
Deferred rental income	-	(19)
Net cash (used in) provided by operating activities	(513)	2,002

Cash flows provided by investing activities

Proceeds from equipment dispositions	44	4
Net cash provided by investing activities	44	4

Cash flows used in financing activities

Principal payments - notes payable	-	(1,805)
Net cash used in financing activities	-	(1,805)

Net (decrease) increase in cash and cash equivalents	(469)	201
Effect of foreign exchange rate change	82	(434)
Cash and cash equivalents at beginning of period	1,698	1,168
Cash and cash equivalents at end of period	$1,311	$935

Supplemental information

Cash paid during the year for interest	$-	$1,055

Noncash transactions Increase in interest in MILPI Holdings, LLC related to issuance of partnership interests and purchase of interest in Rancho Malibu	$-	$1,184
Increase in interest in C & D IT, LLC related to issuance of partnership interests	$-	$157

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST CNOTES TO THE CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Trust’s condensed balance sheets at September 30, 2004 and December 31, 2003, condensed statements of operations for the three and nine month periods ended September 30, 2004 and 2003, condensed statements of changes in participants’ capital for the nine months ended September 30, 2004 and condensed statements of cash flows for the nine months ended September 30, 2004 and 2003 have been made and are reflected.

Certain amounts previously reported have been reclassified to conform to the September 30, 2004 financial statement presentation. These reclassifications did not affect total assets, total liabilities, participants’ capital or net income (loss).

NOTE 2 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Trust and AFG Investment Trust D ("Trust D") each own 50% of EFG/Kettle Development LLC (“Kettle Valley”), a Delaware limited liability company, which owns a non-controlling 49.9% indirect ownership interest in Kettle Valley Development Limited Partnership which owns a real estate development in Kelowna, British Columbia in Canada, called Kettle Valley.

The Trust’s ownership interest in Kettle Valley and affiliates is accounted for on the equity method. The Trust recorded net income of $32,000 and $39,000 during the three and nine months ended September 30, 2004, respectively compared to net income of $0.1 million and $27,000 for the same periods in 2003. During the nine months ended September 30, 2004, the Trust recorded a net foreign currency translation adjustment of $0.1 million reflecting a strengthening of the Canadian dollar against the U.S. dollar which is included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital.

The table below provides Kettle Valley Development Limited Partnership’s summarized consolidated statements of operations data for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Total revenues	$1,198	$1,258	$4,408	$3,747
Total expenses	1,074	1,044	4,193	3,653
Net income	$124	$214	$215	$94

NOTE 3 - INTEREST IN EFG KIRKWOOD LLC

The Trust, Trust D and two affiliated corporations, Equis II Corporation (“Equis II”) and Semele Group, Inc. (“Semele”), own EFG Kirkwood LLC ("EFG Kirkwood"). The Trust, Trust D and Equis II collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Trust holds a non-controlling interest of 40% of EFG Kirkwood’s Class A membership interests.

The Trust’s ownership interest in EFG Kirkwood is accounted for on the equity method. For the three and nine months ended September 30, 2004, the Trust recorded a loss of $0.6 million and income of $0.3 million, respectively compared to loss of $0.5 million and income $0.3 million for the three and nine months ended September 30, 2003, which represented its pro-rata share of the net income (loss) of EFG Kirkwood.

The table below provides EFG Kirkwood’s summarized consolidated statements of operations data for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands of dollars):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Equity (loss) income on investments	$ (1,407)	$ (1,286)	$ 654	$ 638

EFG Kirkwood owns membership interests in Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”). The operating companies have a fiscal year end of April 30th which is different from the Trust. The table below provides comparative summarized statements of operations data for Mountain Resort and Mountain Springs for the three and nine months ended September 30, 2004 and 2003 (in thousands dollars):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Mountain Resort
Total revenues	$ 3,176	$ 3,247	$ 23,284	$ 24,775
Total expenses	5,915	5,321	21,879	21,938
Net (loss) income	$(2,739)	$(2,074)	$1,405	$2,837

Mountain Springs
Total revenues	$2,114	$2,050	$14,310	$12,779
Total expenses	3,969	4,128	14,691	14,176
Net loss	$(1,855)	$(2,078)	$(381)	$(1,397)

EFG Kirkwood guarantees the payment of obligations under a revolving line of credit between DSC/Purgatory LLC (“Purgatory”), a subsidiary of Mountain Springs, and a third party lender. Another shareholder in Mountain Springs also guarantees this line of credit. Either party may be called on by the lender to fulfill Purgatory’s obligations. The amount of the guarantee consists of the outstanding balance of the line of credit which cannot exceed the maximum borrowing capacity under the line of $3.5 million. As of September 30, 2004, borrowings outstanding on the line of credit were $2.3 million. The line of credit expires in October 2005.

NOTE 4 - INTEREST IN MILPI HOLDINGS LLC

On June 3, 2004, the Trust filed a proxy statement soliciting the beneficial interest holders on several articles proposed by the Managing Trustee. On July 28, 2004, the shareholders voted in favor of each of the proposals, one of which included the sale of the Trust’s membership interest in MILPI Holdings, LLC (“MILPI”) for $8.3 million. The transaction was completed in November 2004. (See Note 11 to the financial statements)

The impairment test under APB No. 18 “The Equity Method of Accounting for Investments in Common Stock”, considers whether the fair value of the equity investment has declined and whether that decline is other than temporary. The Trust impaired its interest in MILPI to reflect MILPI at an amount equal to the sales proceeds expected to be received in connection with the sale. As a result, the Trust recorded an impairment of $1.9 million and $2.8 million in the three and nine months ended September 30, 2004.

The table below provides summarized consolidated statements of operations data for MILPI for the three and nine months ended September 30, 2004 and 2003, respectively (in thousands of dollars):

.	Three Months	Three Months	Nine Months	Nine Months
.	Ended	Ended	Ended	Ended
.	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Total revenues	$ 5,278	$ 1,581	$ 10,264	$ 4,779
Equity income in managed programs	597	125	1,356	666
Total expenses	1,584	1,665	3,239	3,762
Income before income taxes	4,291	41	8,381	1,683
Provision for (benefit from) taxes	421	(51)	1,612	547
Net income	$ 3,870	$ 92	$ 6,769	$ 1,136

NOTE 5 - RELATED PARTY TRANSACTIONS

Various operating expenses incurred by the Trust are paid by Equis Financial Group Limited Partnership (“EFG”) on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three and nine months ended September 30, 2004 and 2003, which were paid or accrued by the Trust to EFG or its affiliates, are as follows (in thousands of dollars):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Management fees	$48	$96	$151	$295
Administrative charges	135	13	288	89
Total	$183	$109	$439	$384

Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust.

All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2004, the Trust was owed $6,000 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2004.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes standards for reporting and displaying comprehensive net income and its components in participants’ capital. SFAS 130 requires foreign currency translation adjustments to be included in comprehensive income. However, it has no impact on the Trust’s net income as presented in the financial statements.

The following are the components of comprehensive income (in thousands of dollars):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net (loss) income	$ (766)	$ (314)	$ 349	$ 1,027

Foreign currency translation gain (loss)	240	(19)	82	434

Comprehensive (loss) income	$ (526)	$ (333)	$ 431	$ 1,461

NOTE 7 - CONTINGENCIES

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

On June 9, 2004, Robert Lewis, as plaintiff, (“Lewis” or the “Plaintiff”) filed a class and derivative action, captioned Robert Lewis v. Gary D. Engle, James A. The Plaintiff filed a purported class action lawsuit in the Court of Chancery of the State of Delaware In and For New Castle County against Semele, Equis II Corporation (“Equis II”), AFG ASIT Corporation (the “Managing Trustee”), PLM MILPI Holdings LLC (“PLM”), Gary D. Engle (“Engle”) and James A. Coyne (“Coyne”) (collectively, the “Defendants”) . AFG ASIT Corporation is the Managing Trustee of the Trust. Semele is the indirect corporate parent of the Managing Trustee. Semele is the direct corporate parent of Equis II, which is the direct owner of the Managing Trustee. Engle is the Chairman and Chief Executive Officer of Semele. Coyne is the President and Chief Operating Officer of Semele. Engle and Coyne together own a majority of the shares of Semele, which in turn owns a majority of the outstanding interests in the Trust. PLM is a limited liability company ultimately owned by Engle and Coyne.

The Lewis action is brought on behalf of a purported class consisting of the public beneficiaries of the Trust. The complaint alleges breaches of fiduciary duty and self-dealing in connection with the proposed liquidation of the Trust, proposed amendments to the governing Trust Agreement and a proposed sale of some of the Trust’s assets to PLM. The complaint is in two counts, one alleging a lack of entire fairness in connection with the proposed asset sale and amendments and the second alleging a breach of the duty of disclosure with regard to a Consent Solicitation Statement issued in connection with the vote of those holding interests in the Trust on the proposed sale and amendments. The complaint seeks: 1) class certification: 2) preliminary and permanent injunctions against the consent solicitation and the proposed sale and amendments; and 3) damages in an unspecified amount payable to the purported class and the Trust.

The Defendants have denied and continue to deny all allegations of liability or wrongdoing in the complaint. After the Defendants answered the complaint on September 15, 2004, the parties entered into negotiations that resulted in a settlement (the “Settlement”). The Stipulation of Settlement was signed by counsel for the parties on November 3, 2004 and provides, inter alia, for

1.    A payment of $1.7 million by the Defendants to the Trust;

2.    Retention of an independent financial expert to provide an opinion as to the financial fairness of the purchase price for the sale by the Trust of its interest in MILPI Holdings LLC to an affiliate of the Defendants; and

3.    Appointment of a Liquidating Trustee to manage and wind-up the business and affairs of the Trust.

The Stipulation of Settlement states that the Defendants do not admit any liability or wrongdoing.

The Stipulation of Settlement will be presented to the Court of Chancery for its approval after a hearing on a date yet to be determined. The Settlement will not be final until the members of the class have had an opportunity to object and the Court has approved the Settlement

The Trust is subject to various claims and proceedings in the normal course of business. Management believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Trust or its results of operations.

NOTE 8 - SEGMENT REPORTING

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment included the majority of the Trust's equity interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables. Other operating expenses consist of primarily management fees and professional services, such as audit and legal fees.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and nine months ended September 30, 2004 and 2003 is summarized below (in thousands of dollars).

For the Three Months Ended	Equipment	Equipment	Real
September 30, 2004	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$34	$-	$-	$-	$34
Interest income	-	-	5	2	7
Gain on sale of equipment	2	-	-	-	2
Total revenue	36	-	5	2	43

Expenses:
Depreciation	2	-	-	-	2
Impairment of assets	-	1,935	-	-	1,935
Management fees - affiliates	2	25	21	-	48
Operating expenses	-	-	-	199	199
Operating expenses - affiliates	135	-	-	-	135
Total expenses	139	1,960	21	199	2,319

Equity Interests:
Equity in net income of other investments	-	-	106	-	106
Equity in net income of EFG/Kettle Development LLC	-	-	32	-	32
Equity in net loss of EFG Kirkwood LLC	-	-	(563)	-	(563)
Equity in net income of MILPI Holdings, LLC	-	1,935	-	-	1,935
Total income (loss) from equity interests	-	1,935	(425)	-	1,510

Net loss	$(103)	$(25)	$(441)	$(197)	$(766)

For the Three Months Ended	Equipment	Equipment	Real
September 30, 2003	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$1,115	$-	$-	$-	$1,115
Interest income	-	-	27	3	30
Gain on sale of equipment	2	-	-	-	2
Total revenue	1,117	-	27	3	1,147

Expenses:
Depreciation and amortization	413	-	-	-	413
Interest expense	379	-	-	-	379
Management fees - affiliates	49	25	22	-	96
Operating expenses	6	-	-	143	149
Operating expenses - affiliates	13	-	-	-	13
Total expenses	860	25	22	143	1,050

Equity Interests:
Equity in net income of EFG/Kettle Development LLC	-	-	54	-	54
Equity in net loss of EFG Kirkwood LLC	-	-	(510)	-	(510)
Equity in net income of MILPI Holdings, LLC	-	37	8	-	45
Total income (loss) from equity interests	-	37	(448)	-	(411)

Net income (loss)	$257	$12	$(443)	$(140)	$(314)

For the Nine Months Ended	Equipment	Equipment	Real
September 30, 2004	Leasing	Management	Estate	Other	Total

Revenue:
Lease revenue	$268	$-	$-	$-	$268
Interest income	-	-	15	9	24
Gain on sale of equipment	33	-	-	-	33
Other revenue	-	-	-	13	13
Total revenue	301	-	15	22	338

Expenses:
Depreciation and amortization	11	-	-	-	11
Impairment of assets	-	2,818	-	-	2,818
Management fees - affiliates	13	73	64	1	151
Operating expenses	48	-	-	478	526
Operating expenses - affiliates	288	-	-	-	288
Total expenses	360	2,891	64	479	3,794

Equity Interests:
Equity in net income of other investments	-	-	71	-	71
Equity in net income of EFG/Kettle Development LLC	-	-	39	-	39
Equity in net income of EFG Kirkwood LLC	-	-	263	-	263
Equity in net income of MILPI Holdings, LLC	-	3,429	3	-	3,432
Total income from equity interests	-	3,429	376	-	3,805

Net (loss) income	$(59)	$538	$327	$(457)	$349

Total assets at September 30, 2004	$78	$6,756	$10,674	$1,340	$18,848

For the Nine Months Ended	Equipment	Equipment	Real
September 30, 2003	Leasing	Management	Estate	Other	Total

Revenue
Lease revenue	$3,613	$-	$-	$-	$3,613
Interest income	-	-	74	10	84
Gain on sale of equipment	1	-	-	-	1
Total revenue	3,614	-	74	10	3,698

Expenses
Depreciation and amortization	1,455	-	-	-	1,455
Interest expense	1,179	-	-	-	1,179
Management fees - affiliates	158	73	64	-	295
Operating expenses	12	-	-	361	373
Operating expenses - affiliates	89	-	-	-	89
Total expenses	2,893	73	64	361	3,391

Equity Interests
Equity in net income of EFG/Kettle Development LLC	-	-	27	-	27
Equity in net income of EFG Kirkwood LLC	-	-	261	-	261
Equity in net income of MILPI Holdings, LLC	-	348	84	-	432
Total income from equity interests	-	348	372	-	720

Net income (loss)	$721	$275	$382	$(351)	$1,027

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10 - LIQUIDATION OF THE TRUST

The Trust by its nature is a limited life entity. The Trust has a scheduled termination date of December 31, 2004. The Managing Trustee anticipates that any assets remaining in the Trust at December 31, 2004 will be transferred to a liquidating trust with an unaffiliated third party as the Trustee.

NOTE 11 - SUBSEQUENT EVENTS

On November 7, 2004 a fire broke out at the Mountain Resorts Holdings power generation subsidiary, Mountain Utilities. The fire did extensive damage to the facility resulting in power outage to its entire service area. Mountain Utilities was able to restore power using temporary power supplies and the ski resort closing was limited to four days. No injuries were sustained. The resort is currently in the process of thoroughly assessing the damage and estimating the time for repair. Management has met with the resort’s insurance adjusters to ensure the appropriate actions have been taken to restore business. Mountain Resort Holdings, LLC has a $10.0 million property damage policy with a $25,000 deductible and a $4.0 million business interruption policy with a $25,000 deductible. Management cannot determine the long term financial impact of the event at this time.

On November 8, 2004, the Trust sold its membership interest in MILPI pursuant to a Membership Interest Purchase Agreement dated August 5, 2004, such sale having been approved by a vote of the beneficial interest holders on July 28, 2004. The Trust’s membership interest was sold for $8.3 million. An entity controlled by Gary D. Engle and James A. Coyne, the President and Executive Vice President, respectively, of the managing trustee of the Trust, purchased the Trust’s interest in MILPI.

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

Contingencies and Litigation

The Securities and Exchange Commission staff has informed the Trust that it believes the Trust may be an unregistered investment company within the meaning of The Investment Company Act of 1940 (the “Act”). The Trust, after consulting with counsel, does not believe that it is an unregistered investment company. However, it is possible that the Trust may have unintentionally engaged in an activity or activities that may be construed to fall within the scope of the Act

On June 9, 2004, Robert Lewis, as plaintiff, (“Lewis” or the “Plaintiff”) filed a class and derivative action, captioned Robert Lewis v. Gary D. Engle, James A. The Plaintiff filed a purported class action lawsuit in the Court of Chancery of the State of Delaware In and For New Castle County against Semele, Equis II Corporation (“Equis”), AFG ASIT Corporation (the “Managing Trustee”), PLM MILPI Holdings LLC (“PLM”), Gary D. Engle (“Engle”) and James A. Coyne (“Coyne”) (collectively, the “Defendants”) . AFG ASIT Corporation is the Managing Trustee of the Trust. Semele is the indirect corporate parent of the Managing Trustee. Semele is the direct corporate parent of Equis II, which is the direct owner of the Managing Trustee. Engle is the Chairman and Chief Executive Officer of Semele. Coyne is the President and Chief Operating Officer of Semele. Engle and Coyne together own a majority of the shares of Semele, which in turn owns a majority of the outstanding interests in the Trust. PLM is a limited liability company ultimately owned by Engle and Coyne.

The Lewis action is brought on behalf of a purported class consisting of the public beneficiaries of the Trust. The complaint alleges breaches of fiduciary duty and self-dealing in connection with the proposed liquidation of the Trust, proposed amendments to the governing Trust Agreement and a proposed sale of some of the Trust’s assets to PLM. The complaint is in two counts, one alleging a lack of entire fairness in connection with the proposed asset sale and amendments and the second alleging a breach of the duty of disclosure with regard to a Consent Solicitation Statement issued in connection with the vote of those holding interests in the Trust on the proposed sale and amendments. The complaint seeks: 1) class certification: 2) preliminary and permanent injunctions against the consent solicitation and the proposed sale and amendments; and 3) damages in an unspecified amount payable to the purported class and the Trust.

The Defendants have denied and continue to deny all allegations of liability or wrongdoing in the complaint. After the Defendants answered the complaint on September 15, 2004, the parties entered into negotiations that resulted in a settlement (the “Settlement”). The Stipulation of Settlement was signed by counsel for the parties on November 3, 2004 and provides, inter alia, for

1.    A payment of $1.7 million by the Defendants to the Trust;

2.    Retention of an independent financial expert to provide an opinion as to the financial fairness of the purchase price for the sale by the Trust of its interest in MILPI Holdings LLC to an affiliate of the Defendants; and

3.    Appointment of a Liquidating Trustee to manage and wind-up the business and affairs of the Trust.

The Stipulation of Settlement states that the Defendants do not admit any liability or wrongdoing.

The Stipulation of Settlement will be presented to the Court of Chancery for its approval after a hearing on a date yet to be determined. The Settlement will not be final until the members of the class have had an opportunity to object and the Court has approved the Settlement

The Trust is subject to various claims and proceedings in the normal course of business. Management believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Trust or its results of operations.

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

Asset lives and depreciation method: The Trust’s primary business involved the purchase and subsequent lease of long-lived equipment. The Trust's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

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

The Managing Trustee evaluates the net realizable value of significant equipment assets, such as aircraft, individually. All other assets are evaluated collectively by equipment type unless the Managing Trustee learns of specific circumstances, such as a lessee default, technological obsolescence, or other market developments, which could affect the net realizable value of particular assets. Adjustments to reduce the net carrying value of equipment are reflected separately on the accompanying Statements of Operations as impairment of equipment.

Results of Operations

Segment Reporting

The Trust has three principal operating segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Trust is no longer allowed to purchase new equipment as its acquisition phase has ended. The Equipment Management segment includes the majority of the Trust's equity interest in MILPI, which owns 100% of PLM International, Inc., a company in the equipment leasing management business, excluding its ownership in RMLP, Inc. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, C & D IT LLC, Kettle Valley and MILPI through its subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain receivables. Other operating expenses consist primarily management fees and professional services such as audit and legal fees.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Equipment Leasing

For the three and nine months ended September 30, 2004, the Trust recognized lease revenue of $34,000 and $0.3 million, respectively, compared to $1.1 million and $3.6 million, respectively, for same periods in 2003. The decrease in lease revenue in the three and nine months ended September 30, 2004 compared to the same periods in 2003 resulted primarily from decrease in lease revenue as a result of the disposition of equipment.

During the three and nine months ended September 30, 2004, the Trust sold equipment having a net book value of $10,000 to unaffiliated third parties. These sales resulted in a gain of $2,000 and $33,000, respectively, for the three and nine month periods ended September 30, 2004. During the three and nine months ended September 30, 2003, the Trust sold equipment having a net book value of $4,000 to unaffiliated third parties. These sales resulted in a gain of $2,000 and $1,000, respectively.

Depreciation expense was $2,000 and $11,000 for the three and nine months ended September 30, 2004, respectively compared to $0.4 million and $1.5 million, respectively, for the same periods in 2003. Depreciation decreased by $0.4 million and $1.5 million during the three and nine months ended September 30, 2004 compared to the same period in 2003. The decrease in depreciation for the respective periods is attributable to the disposition of the Trust’s equipment portfolio. Depreciation is expected to continue to decline in the future as the Trust’s equipment portfolio is sold and not replaced.

The Trust did not incur interest expense on third party debt during the nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, the Trust incurred $0.4 million and $1.2 million of interest expense. The decrease in interest expense is attributable to the repayment of the Trust’s debt in 2003.

Management fees-affiliate from equipment leasing were $2,000 and $13,000 for the three and nine months ended September 30, 2004, respectively, compared to $49,000 and $0.2 million, respectively, for the same periods in 2003. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. The decrease in management fees- affiliates for the respective periods is attributable to the disposition of the Trust’s leasing equipment.

Operating expenses and operating expenses - affiliates were $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively, compared to $19,000 and $0.1 million, respectively, for the same periods in 2003. The increase in operating expenses is attributable to an increase in selling and remarketing costs related to the disposition of the Trust’s assets. Operating expenses consist primarily of administrative charges as well as printing and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Equipment Management

For the three and nine months ended September 30, 2004 the Trust recorded income from equity investments in the equipment management segment of $1.9 million and $3.4 million, respectively, compared to $37,000 and $0.3 million, respectively, for the same periods in 2003, which represented its pro-rata share of the net income of MILPI accounted for under the equity method of accounting.

During the three and nine months ended September 30, 2004, MILPI recognized revenues of $5.3 million and $10.3 million, respectively, compared to $1.6 million and $4.8 million, respectively, for the same periods in 2003. Revenues for the three months ended September 30, 2004 consisted primarily of management fees of $1.0 million, $3.8 million of acquisition and lease negotiation fees, $0.1 million gain on disposition of equipment and lease revenue of $0.3 million. Revenues for the nine months ended September 30, 2004 consisted primarily of management fees of $3.0 million, $5.1 million of acquisition and lease negotiation fees, $1.3 million gain on disposition of equipment and $0.6 million of lease revenue. Revenues for the three months ended September 30, 2003 are comprised primarily of management fees of $1.0 million, $0.2 million of acquisition and lease negotiation fees and $0.4 million of operating lease revenue. For the nine months ended September 30, 2003, revenues were comprised of management fees of $3.2 million, $0.7 million of acquisition and lease negotiation fees, $0.2 million gain on disposition of equipment and $0.5 million of lease revenue. Acquisition and lease negotiation fees increased in the nine months ended September 30, 2004 by $4.4 million compared to the same period in 2003 as a result of more equipment being placed in PLM managed programs during 2004 compared to 2003. Gain on disposition of assets increased $1.1 million in the nine months ended September 30, 2004 due to an increase in the amount of assets sold in the comparable periods.

During the three and nine months ended September 30, 2004, MILPI incurred total expenses of $1.6 million and $3.2 million, respectively, compared to $1.6 million and $3.8 million, respectively, for the same period in 2003. Expenses for the three months ended September 30, 2004 are comprised primarily of operational support expenses of $1.0 million and depreciation and amortization expense of $0.4 million. For the nine months ended September 30, 2004, expenses are comprised primarily of operational support expenses of $2.3 million and depreciation and amortization expense of $0.8 million. Expenses for the three months ended September 30, 2003 are comprised of operational support expenses of $0.9 million, depreciation and amortization expense of $0.5 million and a $0.2 million impairment of MILPI’s investments in the managed programs. For the nine months ended September 30, 2003, expenses are comprised primarily of operational support expenses of $2.6 million, depreciation and amortization expense of $0.8 million and $0.4 million impairment of MILPI’s investments in the managed programs. The decrease in total expenses for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003, is primarily attributable to an decrease in operational support expense of $0.4 million. In addition, the decrease is attributable to an impairment charge of $0.2 million to MILPI’s investments in the managed growth funds which was recorded during 2003.

During the three and nine months ended September 30, 2004, MILPI incurred income tax expense of $0.4 million and $1.6 million, respectively, with an effective tax rate of 19% for the nine month period. For the three and nine month period ended September 30, 2003, MILPI had an income tax benefit of $0.1 million and an income tax expense of $0.5 million, respectively, with an effective tax rate of 33% for the nine month period. The effective tax rate decreased 13% during the nine month period ended September 30, 2004 compared to the same period in 2003 due to an increased amount of income being earned at MILPI Holdings, LLC, which is a non-taxable entity.

On November 8, 2004, the Trust sold its membership interest in MILPI pursuant to a Membership Interest Purchase Agreement dated August 5, 2004, such sale having been approved by a vote of the beneficial interest holders on July 28, 2004. The Trust’s membership interest was sold for $8.3 million. An entity controlled by an affiliate of Gary D. Engle and James A. Coyne, the President and Executive Vice President, respectively, of the managing trustee of the Trust, purchased the Trust’s interest in MILPI.

Real Estate

Interest income in the real estate segment for the three and nine months ended September 30, 2004 was $5,000 and $15,000 compared to $27,000 and $0.1 million for the same periods in 2003. Interest income is generated from loans made to affiliates. Interest income decreased in the three and nine months ended September 30, 2004 compared to the same period in 2003 due to the Trust renegotiating the terms of its loan to Kettle Valley.

Management fees paid to EFG for non-equipment assets were $21,000 and $0.1 million for the three and nine months ended September 30, 2004, respectively, compared to $22,000 and $0.1 million or the three and nine months ended September 30, 2003. Management fees for non-equipment assets, excluding cash, are 1% of the original equipment cost of such assets under management.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. The project, which is being developed by Kettle Valley Development Limited Partnership, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. To date, 265 residential units have been constructed and sold and 13 additional units are under construction.

The Trust indirectly has an approximate 25% ownership interest in Kettle Valley. For the three and nine months ended September 30, 2004, the Trust recorded income of $32,000 and $39,000, respectively, compared to income of $0.1 million and $27,000 for the same periods in 2003. During the nine months ended September 30, 2004, the Trust recorded a foreign currency translation gain of $0.1 million, included in accumulated other comprehensive income and reported as part of statements of changes in participants’ capital, reflecting a strengthening of the Canadian dollar against the U.S. dollar at the end of the third quarter of 2004.

During the three and nine months ended September 30, 2004, Kettle Valley recorded revenues of $1.2 million and $4.4 million, respectively, compared to revenues of $1.3 million and $3.7 million for the same periods in 2003. Total expenses incurred during the three and nine months ended September 30, 2004 were $1.1 million and $4.2 million, respectively, compared to $1.0 million and $3.7 million in the same periods in 2003. The increase in revenues and total expenses during the nine months ended September 30, 2004 compared to the same period in 2003 is the result of an increase in the number of lot and home sales.

EFG Kirkwood

The Trust owns 40% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, AFG Investment Trust D (“Trust D”) and two affiliated companies, Equis II and Semele Group, Inc. (“Semele”). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood. EFG Kirkwood’s assets consist of two minority interest investments accounted for under the equity method of accounting. The investments consist of an interest in two ski resorts: Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”).

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

For the three and nine months ended September 30, 2004, the Trust recorded a loss of $0.6 million and income of $0.3 million, respectively compared to net loss of $0.5 million and income $0.3 million for the three and nine months ended September 30, 2003, from its ownership interest in EFG Kirkwood. This income (loss) represents the Trust’s share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. See below for discussion of the operating results of the resorts.

Mountain Resort Operating Results

During the three and nine months ended September 30, 2004, Mountain Resort recorded total revenues of approximately $3.2 million and $23.3 million compared to $3.2 million and $24.8 million for the same periods in 2003. The decrease in total revenues from 2003 to 2004 is the result of a decrease in ski related revenue. The decrease in ski-related revenues resulted from a decrease in visitors to the resort compared to the same period last year, as a result of unfavorable weather conditions during the winter season.

During the three and nine months ended September 30, 2004, Mountain Resort recorded total expenses of $5.9 million and $21.9 million, compared to $5.3 million and $21.9 million for the same periods in 2003, respectively. The increase in expenses during the three months ended September 30, 2004 is primarily due to an increase in operational support costs during the period.

On November 7, 2004 a fire broke out at the Mountain Resorts Holdings power generation subsidiary, Mountain Utilities. The fire did extensive damage to the facility resulting in power outage to its entire service area. Mountain Utilities was able to restore power using temporary power supplies and the ski resort closing was limited to four days. No injuries were sustained. The resort is currently in the process of thoroughly assessing the damage and estimating the time for repair. Management has met with the resort’s insurance adjusters to ensure the appropriate actions have been taken to restore business. Mountain Resort Holdings, LLC has a $10.0 million property damage policy with a $25,000 deductible and a $4.0 million business interruption policy with a $25,000 deductible. Management cannot determine the long term financial impact of the event at this time.

Mountain Springs Operating Results

During the three and nine months ended September 30, 2004, Mountain Springs recorded total revenues of $2.1 million and $14.3 million, compared to $2.1 million and $12.8 million for the same periods of 2003. The increase in total revenues from 2003 to 2004 is the result of an increase in visitors to the resort compared to the same periods of 2003, as a result of improved weather conditions during the winter season.

Total expenses were $4.0 million and $14.7 million for the three and nine months ended September 30, 2004 compared to $4.1 million and $14.2 million for the same period in 2003. The increase in total expenses for the three and nine months ended September 30, 2004 compared to the same periods in 2003 is a result of an increased cost of sales corresponding to the increase in revenues.

Liquidity and Capital Resources and Discussion of Cash Flows

The Trust by its nature is a limited life entity. The Trust has a scheduled termination date of December 31, 2004. The Managing Trustee anticipates that any assets remaining in the Trust at December 31, 2004 will be transferred to a liquidating trust with an unaffiliated third party as the Trustee.

On November 8, 2004, the Trust sold its membership interest in MILPI pursuant to a Membership Interest Purchase Agreement dated August 5, 2004, such sale having been approved by a vote of the beneficial interest holders on July 28, 2004. The Trust’s membership interest was sold for $8.3 million. An entity controlled by an affiliate of Gary D. Engle and James A. Coyne, the President and Executive Vice President, respectively, of the managing trustee of the Trust, purchased the Trust’s interest in MILPI.

The Trust's principal operating activities derive from asset rental transactions. These cash inflows are used to pay management fees and operating costs. Operating activities used cash of $0.5 million during the nine months ended September 30, 2004.

Accounts receivable-affiliate decreased by $0.1 million or 91% during the nine months ended September 30, 2004. Receivable from affiliates consists of rent or proceeds from the sale of equipment by Equis Financial Group Limited Partnership (“EFG”), an affiliated entity. All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis. At September 30, 2004, the Trust was owed $6,000 by EFG for such funds compared to $0.1 million at December 31, 2003. The Trust was paid in full by EFG in October 2004.

The Trust’s investment in Kettle Valley increased by $0.1 million during the first nine months of 2004 or 3%. The increase is due to the Trust recording a net foreign currency translation adjustment of $0.1 million reflecting a strengthening of the Canadian dollar against the U.S. dollar.

Investment in EFG Kirkwood increased by $0.3 million or 11% during the nine month period ended September 30, 2004. The increase is attributable to equity income of $0.3 million being recorded during 2004 from this equity investment.

The Trust’s interest in MILPI increased by $0.6 million or 8% during the nine month period ended September 30, 2004. The increase in the investment was attributable to equity income of $3.4 million recorded during the nine months ended September 30, 2004 partially offset by an $2.8 million impairment recorded to adjust the interest in MILPI to the sales price of $8.3 million.

Accrued liabilities increased by $0.1 million or 43% during the period ended September 30, 2004. The increase in accrued liabilities is due to accrued expenses related to selling and remarketing costs incurred at during the nine month period related to the disposition of the Trust’s assets.

During the nine months ended September 30, 2004, the Trust sold equipment with a net book value of $10,000 to unrelated third parties. These sales resulted in a gain on sale of $33,000. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

Equity Interest Investments

The Trust owns equity interest investments in an equipment management and several real estate companies, which are accounted for under the equity method of accounting. The financial position and liquidity of these companies have a material impact on the Trust. A description of the Trust’s minority interest investments and a brief summary of the financial position are summarized below:

The Trust has minority interest investments in the following entities as of September 30, 2004 (in thousands of dollars):

September 30, 2004

Interest in MILPI Holdings, LLC	$8,300
Interest in EFG/Kettle Development LLC	4,356
Interest in EFG Kirkwood, LLC	2,754
Interest in C & D IT, LLC	1,157
Investment - other	176

Total	$16,743

MILPI Holdings, LLC

MILPI Holdings, LLC operates in the equipment management and real estate segments. As of September 30, 2004, MILPI had $19.9 million of equity investments in several equipment leasing programs, which comprised approximately 37% of MILPI’s total assets. At September 30, 2004, MILPI had $5.5 million in cash and cash equivalents which represents 10% of MILPI’s total assets. At September 30, 2004, MILPI had $13.3 million in railcar equipment which represented 25% of its total assets. MILPI’s investment in RMLP, Inc. totaled $10.0 million at September 30, 2004 representing 19% of its total assets. As of September 30, 2004, MILPI had $7.5 million outstanding borrowings under its warehouse facility. The warehouse credit facility is shared by MILPI and several of its managed equipment leasing programs. All borrowings are guaranteed by MILPI.

MILPI had positive cash flows from operations of $5.4 million during the nine months ended September 30, 2004. Cash flows from operations were used to finance operating costs and purchase additional assets to increase the Company’s railcar portfolio. MILPI did not declare or pay dividends in the first nine months of 2004.

On November 8, 2004, the Trust sold its membership interest in MILPI pursuant to a Membership Interest Purchase Agreement dated August 5, 2004, such sale having been approved by a vote of the beneficial interest holders on July 28, 2004. The Trust’s membership interest was sold for $8.3 million. An entity controlled by an affiliate of Gary D. Engle and James A. Coyne, the President and Executive Vice President, respectively, of the managing trustee of the Trust, purchased the Trust’s interest in MILPI.

Kettle Valley

Kettle Valley is a real estate development company located in Kelowna, British Columbia, Canada. Kettle Valley has historically operated at a net loss and has sustained negative cash flows from operations. As of September 30, 2004, the company has approximately $17.1 million in current assets, including $15.8 million of land under development. At September 30, 2004, Kettle Valley has $4.9 million in short term debt, of which $2.4 million represents related party debt. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. Kettle Valley expects to pay existing obligations with the sales proceeds from future lot sales. As of September 30, 2004, 265 lots have been sold and 13 homes are currently under construction. Kettle Valley did not pay dividends in the first nine months of 2004 or in 2003 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by Kettle Valley are expected to be financed by the other equity holders or outside investors.

EFG Kirkwood

EFG Kirkwood was formed for the purpose of acquiring a minority interest in two real estate investments. The investments consist of an interest in two ski resorts: Mountain Resort and Mountain Springs. EFG Kirkwood has no other significant assets other than its interest in the ski resorts.

Mountain Springs: Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in Purgatory in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit, which is guaranteed by EFG Kirkwood as well as another investor in Mountain Springs. The line of credit was renewed in October 2004 for an additional year.

At September 30, 2004, Mountain Springs had current assets of $3.8 million, which consisted of cash of $1.5 million, accounts receivable of $1.5 million and inventories and other assets totaling $0.8 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $20.4 million.

Liabilities totaled approximately $24.2 million at September 30, 2004 and consisted primarily of debt and notes outstanding.

Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of real estate under development, which will develop, and otherwise operate this real estate.

Mountain Springs did not pay dividends in the first nine months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

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

At September 30, 2004, Mountain Resort had current assets of approximately $8.9 million, which consisted of cash of $5.5 million, accounts receivable of $2.5 million, and inventory and other assets of $0.9 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $37.1 million.

Liabilities were approximately $25.8 million, which consisted primarily of long-term senior notes and affiliated debt.

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

On November 7, 2004 a fire broke out at the Mountain Resorts Holdings power generation subsidiary, Mountain Utilities. The fire did extensive damage to the facility resulting in power outage to its entire service area. Mountain Utilities was able to restore power using temporary power supplies and the ski resort closing was limited to four days. No injuries were sustained. The resort is currently in the process of thoroughly assessing the damage and estimating the time for repair. Management has met with the resort’s insurance adjusters to ensure the appropriate actions have been taken to restore business. Mountain Resort Holdings, LLC has a $10.0 million property damage policy with a $25,000 deductible and a $4.0 million business interruption policy with a $25,000 deductible. Management cannot determine the long term financial impact of the event at this time.

Mountain Resorts did not pay dividends in the first nine months of 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

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

The future out look for the different operating segments of the Trust is as follows:

Asset Sales

The Trust by its nature is a limited life entity. The Trust has a scheduled termination date of December 31, 2004. The Managing Trustee anticipates that any assets remaining in the Trust at December 31, 2004 will be transferred to a liquidating trust with an unaffiliated third party as the Trustee.

Equipment Management

On November 8, 2004, the Trust sold its membership interest in MILPI pursuant to a Membership Interest Purchase Agreement dated August 5, 2004, such sale having been approved by a vote of the beneficial interest holders on July 28, 2004. The Trust’s membership interest was sold for $8.3 million. An entity controlled by an affiliate of Gary D. Engle and James A. Coyne, the President and Executive Vice President, respectively, of the managing trustee of the Trust, purchased the Trust’s interest in MILPI.

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

In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative tax balance, which may exist in the Managing Trustee's capital account, as computed for tax purposes. At September 30, 2004, the Managing Trustee did not have a negative tax capital account balance. No such requirement exists with respect to the Special Beneficiary.

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

Quarterly Evaluation of the Trust’s Disclosure Controls and Internal Controls

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
Response: None
Item 5.    Other Information
Response: None

Item 6.    Exhibits and reports on Form 8-K
a).    Exhibits

10.1	Membership Interest Purchase Agreement dated August 5, 2004

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

By:    /s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Date:    November 12, 2004

Exhibit Index

10.1	Membership Interest Purchase Agreement dated August 5, 2004

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1

Certification:

I, Gary D. Engle, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of AFG Investment Trust C;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary D. Engle
Gary D. Engle
Chairman and Chief Executive Officer
(Principal Executive Officer)
November 12, 2004

Exhibit 31.2
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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.,
the Managing Trustee of the Trust
(Principal Financial and Accounting Officer)
                                November 12, 2004

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of AFG Investment Trust C (the “Trust”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Principal Executive Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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
November 12, 2004

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of AFG Investment Trust C (the “Trust”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Principal Financial and Accounting Officer of the Trust’s Managing Trustee, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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
           November 12, 2004