Form 10KSB
period 2004-12-31
AFG INVESTMENT TRUST C
filed 2005-03-18
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___to
Commission file number 0-21444

AFG Investment Trust C Liquidating Trust
(Name of small business issuer in its charter)

Delaware 04-3157232
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

1050 Waltham Street, Suite 310, Lexington, MA 02421
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (781) 676-0009

Securities registered pursuant to Section 12(b) of the Act NONE

Title of each class Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Class A Beneficiary Interests
(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X. NO -__ .

Check is there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer’s revenue for the fiscal year ended December 31, 2004. The Liquidating Trust was formed on December 31, 2004, therefore generated no revenue for the fiscal year ended December 31, 2004. Shares of Liquidating Trust Class A Beneficiary Interests outstanding on March 18, 2005: 1,786,753

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 11 for further information.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to the Participants for the year ended December 31, 2004 (Part I and II)

Transitional Small Business Disclosure Format: YES . NO X .

AFG Investment Trust C Liquidating Trust (A Trust)
FORM 10-KSB
TABLE OF CONTENTS

		Page

	PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	4

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security Holders	8

	PART II

Item 5.	Market for the Liquidating Trust's Securities and Related Security Holder Matters	8

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 7.	Financial Statements	8

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	8

Item 8a.	Controls and Procedures	8

	PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	9

Item 10.	Executive Compensation	11

Item 11.	Security Ownership of Certain Beneficial Owners and Management	11

Item 12.	Certain Relationships and Related Transactions	12

Item 13.	Exhibits and Reports on Form 8-K	12

Item 14.	Principal Accountant Fees and Services	14

	Annual Report to the Participants	17

PART I

Item 1. Business.

(a) General Development of Business

AFG Investment Trust C (the “Trust”) was organized as a Delaware business trust in August 1992. Participant’s capital initially consisted of contributions from the Managing Trustee of the Trust, AFG ASIT Corporation and the Special Beneficiary, Equis Financial Group Limited Partnership and its subsidiaries (“EFG”).

On December 31, 2004, the Trust completed its liquidation and dissolution pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan”), adopted as of that date, in accordance with a proxy solicitation dated June 2, 2004 directing the implementation of the Plan, which provided that the Trust would commence liquidation and dissolution, followed by the termination of its Certification of Trust.

On December 31, 2004, AFG Investment Trust C Liquidating Trust (the “Liquidating Trust”) was established for the purpose of liquidating the remaining assets and liabilities of Trust. On December 31, 2004, the Trust entered into a Liquidating Trust Agreement (the ”Liquidating Trust Agreement’) with Wilmington Trust Company (“Wilmington Trust” or “Trustee”), as trustee of the Liquidating Trust. In conjunction with the Liquidating Trust Agreement, the Trustee engaged AFG ASIT Corporation and EFG as managers (the “Managers”) to assist in the day-to-day management of the Liquidating Trust. Wilmington Trust holds title to all the property in the Liquidating Trust and controls all the assets and cash disbursements. As of December 31, 2004, each unitholder of the Trust received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder’s Trust units. On December 31, 2004, the Trust filed a Certificate of Cancellation with the Secretary of State of the State of Delaware.

The Plan provides that AFG ASIT Corporation, not in its individual capacity but solely as one of the Managers, shall use its best efforts to liquidate and dissolve prior to winding up its affairs, including, but not limited to, the sale of its remaining assets, the collection of any receivables and payment of unsatisfied debts, claims, liabilities, commitments, suits and other obligations, whether contingent or fixed by December 31, 2006. This date may be extended under certain circumstances.

In accordance with the Plan and the Liquidating Trust Agreement, the Trust has transferred all of its remaining cash and non-cash assets and all of its remaining liabilities to the Liquidating Trust

(b) Financial Information About Industry Segments

The Liquidating Trust owns assets which are engaged in two industry segments; equipment leasing and real estate ownership, development and management. The equipment leasing assets consist of the Liquidating Trust’s ownership in equipment under lease. Real estate assets consist of the Liquidating Trust’s equity ownerships in EFG/Kettle Development LLC (“EFG Kettle Valley”), EFG Kirkwood, LLC (“EFG Kirkwood”) and C & D IT, LLC. EFG Kettle Valley is a holding company, which owns an equity interest in a real estate development located in Canada. EFG Kirkwood is a holding company, which owns equity interests in two ski resorts and related real estate and development assets and operations. C & D IT, LLC has an equity interest in an entity that owns 274 acres of undeveloped land north of Malibu, California.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the 2004 Annual Report.

(c) Narrative Description of Business

The Liquidating Trust was organized for the sole purpose of liquidating and dissolving all of the remaining assets and liabilities of the Trust with no objective to continue or engage in the conduct of trade or business.

The Liquidating Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust, as Trustee. The Trustee’s role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement. The Trustee has engaged AFG ASIT Corporation and EFG as managers to assist in the day-to-day management of the Liquidating Trust.

Equipment Leasing

The Liquidating Trust's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, and credit quality of and defaults by lessees. The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the Liquidating Trust's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, political stability and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Liquidating Trust and which will maximize total cash returns for each asset.

Real Estate

The Trust and AFG Investment Trust D (“Trust D”) formed EFG Kettle Valley for the purpose of acquiring a 49.9% indirect ownership interest in a real estate development in Kelowna, British Columbia in Canada called “Kettle Valley”. On December 31, 2004, the Trust entered into a definitive Equity Purchase Agreement with Trust D, Kettle Valley USA LLC (“KVUSA”), and Equis II Corporation (“Equis II”), pursuant to which, at closing, KVUSA and Equis II will acquire all of the Liquidating Trust’s and AFG Investment Trust D Liquidating Trust's (“Liquidating Trust D”) membership interests in EFG Kettle Valley. This transaction is expected to close in the first half of 2005.

EFG Kirkwood is owned by the Liquidating Trust, Liquidating Trust D and two affiliated corporations, Equis II and Semele Group, Inc (“Semele”). EFG Kirkwood owns an interest in two ski resorts and related real estate and development assets and operations: Mountain Resort Holdings LLC with operations in Kirkwood, California and Mountain Springs LLC with operations in Durango, Colorado. At December 31, 2004, the Liquidating Trust, Liquidating Trust D and Equis II, collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Class A interest holders are entitled to certain preferred returns prior to any distribution payments to the Class B interest holder. The Liquidating Trust, Liquidating Trust D and Equis II Class A interests constitute 50% of the voting securities and Semele’s Class B interest constitutes the remaining 50% of the voting securities under the operating agreement for EFG Kirkwood, which gives equal voting rights to Class A and Class B membership interests. The Liquidating Trust holds a non-controlling 40% of EFG Kirkwood’s Class A membership interests. AFG ASIT Corporation is the manager of EFG Kirkwood.

Because the investments in Mountain Resorts Holdings LLC and Mountain Springs LLC include ownership in ski resorts and real estate development companies, the risks and uncertainties associated with the ski resort industry can adversely affect the value of the real estate development companies associated with these investments. Decrease in tourism, weather-related conditions or other risks discussed above can permanently decrease the value of the investment and future operations.

The Liquidating Trust and Liquidating Trust D each own 50% of C & D IT, LLC to which the Trust and Trust D each contributed $1.0 million, for a 13% interest in the BMIF/BSLF II Rancho Malibu Limited Partnership (“Rancho Malibu LP”). Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”.

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

The Liquidating Trust's involvement in real estate development also introduces financial risks, including the potential need to borrow funds to develop the real estate projects. The Liquidating Trust may not obtain financing; however the Liquidating Trust’s equity investments may need to borrow to fund their development projects. While the Liquidating Trust's management presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Liquidating Trust, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future.

Small Business Issuer

The Liquidating Trust's condensed financial statements contained in the 2004 Annual Report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Liquidating Trust qualifies as a Regulation S-B filer since both of the Trust’s 2004 and 2003 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million in the past two years.

Item 2. Properties.

The Liquidating Trust does not directly own any real property. The Liquidating Trust, however, has equity investments in several entities that own or are engaged in real estate activities. The Liquidating Trust’s real estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Liquidating Trust’s ownership interests in EFG Kettle Valley, EFG Kirkwood and C & D IT, LLC. In the opinion of the Manager, all of the properties are adequately covered by insurance. In accordance with the Liquidating Trust Agreement, the Liquidating Trust is not allowed to purchase additional real estate assets.

The Liquidating Trust has interests in the following entities which own real estate as of December 31, 2004 (in thousands of dollars):

December 31, 2004

Interest in EFG/Kettle Development, LLC	$2,530
Interest in EFG Kirkwood LLC	1,682
Interest in C & D IT, LLC	1,077

Total	$5,289

EFG/Kettle Development, LLC

The Liquidating Trust and Liquidating Trust D own 51% and 49%, respectively, of EFG Kettle Valley, which owns a non-controlling 49.9% indirect ownership interest in Kettle Valley Development Limited Partnership (“KVD LP”) which owns a real estate development in Kelowna, British Columbia, Canada, called “Kettle Valley”. The project, which is being developed by KVD LP, consists of approximately 280 acres of land that is zoned for 1,120 residential units in addition to commercial space. As of December 31, 2004, 281 residential units have been constructed and 16 are currently under construction.

KVD LP has historically operated at a net loss and has sustained negative cash flows from operations. As of December 31, 2004 the company has $24.0 million in current assets, including $0.7 million in cash and $20.1 million of land under development. At December 31, 2004, KVD LP has $7.1 million in short term debt, of which $3.2 million represents related party debt. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. KVD LP expects to pay existing obligations with the sales proceeds from future lot sales. Lot and home sales were 48 and 5, respectively in 2004 compared to 54 lots and 14 homes sold in 2003. KVD LP did not pay dividends in 2004 or 2003 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by KVD LP are expected to be financed by the other equity holders or outside investors.

On December 31, 2004, the Trust entered into a definitive Equity Purchase Agreement with Trust D, KVUSA, and Equis II, pursuant to which, at closing, KVUSA and Equis II will acquire all of the Liquidating Trust’s and Liquidating Trust D’s membership interests in EFG Kettle Valley. This transaction is expected to close in the first half of 2005.

EFG Kettle Valley did not pay dividends in the 2004 or in 2003 and does not anticipate paying dividends in the foreseeable future.

EFG Kirkwood, LLC

The Liquidating Trust owns 40% of the Class A membership interests of EFG Kirkwood. EFG Kirkwood’s assets consist of interest in two ski resorts: Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resort LLC (“Mountain Springs”). The following table sets forth the principal properties owned by the Liquidating Trust through its ownership in EFG Kirkwood:

Property	Location	Use

Mountain Resort	Kirkwood, California	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space, and real estate held for sale or development.

Kirkwood Palisades	Kirkwood, California	Real estate held for sale or development

DSC/Purgatory	Durango, Colorado	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space

Durango Mountain Land Company	Durango, Colorado	Real estate held for sale or development

Mountain Resort: Mountain Resort is primarily a ski and mountain recreation resort with more than 2,000 acres of terrain, located approximately 32 miles south of Lake Tahoe. Mountain Resort receives approximately 70% of its revenues from winter ski operations, primarily ski, lodging, retail and food and beverage services with the remainder of the revenues generated from summer outdoor activities, including mountain biking, hiking and other activities. Other operations at Mountain Resort include a real estate development division, which has developed and is managing a 40-unit condominium residential and commercial building, an electric and gas utility company, which operates as a regulated utility company and provides electric and gas services to the Kirkwood community, and a real estate brokerage company.

For the year ended December 31, 2004, Mountain Resort recorded net income of $1.6 million, comprised of $31.9 million in revenues net of $30.3 million in expenses, and also recorded net income of $1.6 million for the year ended December 31, 2003, comprised of $32.5 million in revenues net of $30.9 million in expenses.

Kirkwood Palisades: Kirkwood Palisades is primarily a land development company, developing utilities and roadways to, and selling single family homesites within Kirkwood Mountain Resort.

Mountain Resorts did not pay dividends in the 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

DSC/Purgatory: Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in DSC/Purgatory LLC (“Purgatory”) in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Purgatory receives the majority of its revenues from winter ski operations, primarily ski, lodging, retail, and food and beverage services, with the remainder of its revenues generated from summer outdoor activities, such as alpine sliding and mountain biking.

For the year ended December 31, 2004, Mountain Springs recorded net loss of $0.7 million, comprised of $20.5 million in revenues net of $21.2 million in expenses, compared to a net income of $5,000 for the year ended December 31, 2003, comprised of $20.5 million in revenues net of $20.5 million in expenses.

Durango Mountain Land Company: Mountain Springs also owns Durango Mountain Land Company which owns 500 acres of real estate to be developed for commercial and residential use.

Mountain Springs did not pay dividends in 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

Both Mountain Springs and Mountain Resort are subject to a number of risks, including weather-related risks and the risks associated with real estate development and resort ownership. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Liquidating Trust, its affiliates and its joint venture partners.

The Managers anticipate difficulty in selling the Liquidating Trust’s minority interest in EFG Kirkwood due to lack of control and a lack of marketability of its ownership interest. There is a lack of liquidity associated with the ownership of a minority interest investment as compared to ownership of the total business entity. The Liquidating Trust does not have the power to control day-to-day operations, set long-term strategy, declare distributions, or compel a sale or liquidation of the resorts or other real estate holdings. There is no ready market to sell the Liquidating Trust’s ownership interest in EFG Kirkwood. Lack of marketability detracts from the value of the ownership interesting EFG Kirkwood when compared to one that is readily marketable.

EFG Kirkwood did not pay dividends in the 2004 or in 2003 and does not anticipate paying dividends in the foreseeable future.

C & D IT, LLC

The Liquidating Trust and Liquidating Trust D each own 50% of C & D IT, LLC to which the Trust and Trust D contributed $1.0 million, for a 13% interest in the Rancho Malibu LP. Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. Through December 31, 2004, Rancho Malibu remains under development and all costs have been capitalized to the development.

C&D IT, LLC did not pay dividends in the 2004 or in 2003 and does not anticipate paying dividends in the foreseeable future.

Competitive Conditions

The Liquidating Trust has an equity interest in two ski resorts through its ownership interest in EFG Kirkwood. The ski resorts are faced with intense competition from a newer, bigger, more prestigious and nationally recognized ski resorts, which are in close proximity to these ski resorts. Nationally, the ski resort industry is extremely competitive and many of the competitors have more experience and greater financial resources than the two resorts. There are significant barriers to entry for new ski areas, due to the limited private lands on which ski areas could be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the appropriate infrastructure. While most North American ski areas are individually owned and operated, recent years have seen the emergence of several major corporations, which own the top ski areas. These larger owners generally have a competitive advantage over the individual operator, as they typically have better access to the capital markets and are able to generate synergies within their resort operations which enhance profitability.

The Liquidating Trust has an equity interest in real estate development entities through its ownership interest in EFG Kettle Valley, EFG Kirkwood and C & D IT, LLC. The real estate development industry is a highly competitive business and there are numerous residential real estate developers and development projects operating in the same geographic areas. Competition among real estate developers and development projects is determined by the location of the real estate, the market appeal of the development master plan, and the developer's ability to build, market and deliver project segments on a timely basis. Many of the Liquidating Trust's competitors may have greater financial resources and/or access to cheaper capital than the Liquidating Trust.

Item 3. Legal Proceedings.

On June 9, 2004, Robert Lewis (“Lewis” or the “Plaintiff”) filed a class and derivative action in the Court of Chancery of the State of Delaware In and For New Castle County captioned Robert Lewis v. Gary D. Engle, James A. Coyne, et al. (Docket No. CA497-N) (the “Complaint”).  The Complaint named Semele, Equis II, AFG ASIT Corporation, PLM MILPI Holdings LLC (“PLM”), Gary D. Engle (“Engle”), and James A. Coyne (“Coyne”) as defendants (collectively, the “Defendants”) in the class action. It named the Trust as the nominal defendant in the derivative action. On December 31, 2004 the Trust entered into the Plan and completed its liquidation and dissolution in furtherance of the Plan by entering into a Liquidating Trust Agreement dated as of December 31, 2004 pursuant to which all of the assets of the Trust, subject to all of the Trust’s liabilities (including contingent liabilities such as the action described herein), were transferred to the Liquidating Trust, with Wilmington Trust Company as Liquidating Trustee. As of December 31, 2004, each holder of units of beneficial interest in the Trust was deemed to have received a beneficial interest in the Liquidating Trust equal to such holder’s Trust interest. AFG ASIT Corporation was the Managing Trustee of the Trust and is the Manager. Semele is the direct corporate parent of Equis II, which is the direct corporate parent of the Manager. Engle is the Chairman and Chief Executive Officer of Semele. Coyne is the President and Chief Operating Officer of Semele. Engle and Coyne together own a majority of the shares of Semele, which in turn owns a majority of the beneficial interests in the Liquidating Trust. PLM is a limited liability company ultimately controlled by Engle and Coyne.

The Lewis action was brought on behalf of a purported class consisting of the beneficiaries of the Liquidating Trust. The Complaint alleged breaches of fiduciary duty and self-dealing in connection with the liquidation of the Trust, amendments to the governing Trust Agreement of the Trust and the sale of certain of the Trust’s assets to PLM. The Complaint was in two counts, one alleging a lack of entire fairness in connection with certain asset sales and the amendments and the second alleging a breach of the duty of disclosure with regard to the Consent Solicitation Statement issued in connection with the solicitation of votes on the proposed sale and amendments. The Complaint sought: 1) class certification; 2) preliminary and permanent injunctions against the consent solicitation and the proposed sale and amendments; and 3) damages in an unspecified amount payable to the purported class and the Liquidating Trust.

The Defendants denied all allegations of liability or wrongdoing in the Complaint. After the Defendants answered the Complaint on September 15, 2004, the parties entered into negotiations that resulted in a settlement (the “Settlement”). The Stipulation of Settlement was signed by counsel for the parties on November 3, 2004 and provided, inter alia, for:

1. A payment of $1.3 million, net of transaction costs, by the Defendants (other than the Liquidating Trust) to the Liquidating Trust;

2. Retention of an independent financial expert to provide an opinion as to the financial fairness of the purchase price for the sale by the Trust of its interest in MILPI Holdings LLC to an affiliate of the other Defendants; and

3. Appointment of a Liquidating Trustee to manage and wind-up the business and affairs of the Trust.

The Stipulation of Settlement stated that the Defendants do not admit any liability or wrongdoing. Following a hearing on December 29, 2004, the Chancery Court entered an Order approving the Settlement.

The Liquidating Trust is subject to various claims and proceedings in the normal course of the liquidation and dissolution of the assets of the Trust. The Manager believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Liquidating Trust or its results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Trust’s Securities and Related Security Holder Matters.

(a) Market Information

There is no public market for the sale of the beneficial interests of the Liquidating Trust. The terms of the Liquidating Trust Agreement prohibit the transfer of ownership, except by will, intestate succession or operation of law.

(b) Approximate Number of Security Holders

At December 31, 2004, there were 1,933 record holders in the Liquidating Trust.

(c) Dividend History and Restrictions

As of December 31, 2004, there have been no distributions declared or distributed by the Liquidating Trust.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated herein by reference to the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report.

Item 7. Financial Statements

Incorporated herein by reference to the financial statements and included in the 2004 Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8a. Controls and Procedures

Limitations on the Effectiveness of Controls

AFG ASIT Corporation’s management, including its President and Chief Financial Officer (“CFO”), does not expect that our internal controls or disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Liquidating Trust have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure controls provide reasonable assurance that the objectives of our controls system are met.

Quarterly Evaluation of the Fund’s Disclosure Controls and Internal Controls

(1) Within the 90-day period prior to the filing of this report, AFG ASIT Corporation’s management carried out an evaluation, under the supervision and with the participation of AFG ASIT Corporation’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Liquidating Trust’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and CFO concluded that the Liquidating Trust’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Liquidating Trust’s required to be included in the Liquidating Trust’s exchange act filings.

(2) There have been no significant changes in the Liquidating Trust’s internal controls or other factors which could significantly affect internal controls subsequent to the date AFG ASIT Corporation carried out its evaluations.

PART III

Item 9. Directors, Executive Officers, Promoter and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a-b) Identification of Directors and Executive Officers

The Liquidating Trust has no Directors or Officers. As indicated in Item 1, Wilmington Trust is the Trustee of the Liquidating Trust. Under the Liquidating Trust Agreement, the Trustee is solely responsible for the liquidation and dissolution of the Liquidating Trust's assets and the beneficiaries have no right to participate in the control of such operations. Upon the transfer of assets to the Liquidating Trust, Wilmington Trust was given the power and authority to delegate or re-assign the authority of the predecessor Trust’s Managing Trustee, AFG ASIT Corporation. EFG and AFG ASIT Corporation have been engaged by Wilmington Trust to assist it in the day-to-day management of the activities of the Liquidating Trust as “Managers”. Wilmington Trust holds title to all the property in the Liquidating Trust and controls all the assets and cash disbursements. The names, titles and ages of the Directors and Executive Officers of the Managers as of March 18, 2005 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGER OF THE LIQUIDATING TRUST (See Item 12)

Name	Title	Age	Term

Gary D. Engle . . .	President, Chief Executive Officer and a Director of the general partner of EFG and President and a Director of AFG ASIT Corporation	. . . 56	Until a successor is duly elected and qualified
.
James A. Coyne . .	Executive Vice President of the general partner of EFG and Senior Vice President of the AFG ASIT Corporation	44	-
.
Richard K Brock .	Chief Financial Officer and Treasurer of AFG ASIT Corporation	42	-

Code of Ethics

A code of ethics was adopted which applies to all executive officers, directors and employees of the AFG ASIT Corporation, a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2003.

(c) Identification of Certain Significant Persons

None.

(d) Family Relationship

No family relationship exists among any of the foregoing Directors or Executive Officers.

(e) Business Experience

Mr. Engle, age 56, is the President, Chief Executive Officer and a Director of Equis Corporation (“Equis”), EFG’s general partner, and President and Director of AFG ASIT Corporation. Mr. Engle is also Chairman and Chief Executive Officer of Semele and is President and a Director of Equis II. Mr. Engle joined EFG in 1990 and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. degree from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

Mr. Coyne, age 44, is the Executive Vice President of Equis Corporation, the general partner of EFG, and the Senior Vice President of the AFG ASIT Corporation. Mr. Coyne is the President and Chief Operating Officer of Semele and is also a Director and President of Equis II. Mr. Coyne joined EFG in 1989 and remained with the company until May 1993 when he resigned to join the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. Mr. Coyne remained with the Raymond Company until November 1994 when he re-joined EFG. From 1985 to 1989, Mr. Coyne was employed by Ernst & Whinney (now known as Ernst & Young LLP). Mr. Coyne holds a Masters degree in accounting from Case Western Reserve University and a B.S. in Business Administration from John Carroll University and is a Certified Public Accountant.

Mr. Brock, age 42, became Chief Financial Officer and Treasurer of AFG ASIT Corporation in 2002. Mr. Brock is also the Chief Financial Officer of PLM International, Inc. Mr. Brock has been associated with PLM for over twelve years holding positions including Chief Financial Officer and Corporate Controller. Mr. Brock holds a B.S. degree in Business from Santa Clara University.

(f) Involvement in Certain Legal Proceedings

None.

(g) Promoters and Control Persons

Not applicable.

Item 10. Executive Compensation.

(a) Cash Compensation

The Liquidating Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust Company as Trustee. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Liquidating Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement.

(b) Compensation Pursuant to Plans

None.

(c) Other Compensation

Although the Liquidating Trust has no employees, as discussed in Item 9(a), pursuant to section 5.3 of the Liquidating Trust Agreement, the Liquidating Trust may incur a charge for the personnel costs of EFG for persons engaged in providing administrative services to the Liquidating Trust, if needed.

(d) Stock Options and Stock Appreciation Rights.

Not applicable.

(e) Long-Term Incentive Plan Awards Table.

Not applicable.

(f) Defined Benefit or Actuarial Plan Disclosure.

Not applicable.

(g) Compensation of Directors

None.

(h) Termination of Employment and Change of Control Arrangement

There exists no remuneration plan or arrangement with the Trustee or the Managers or its affiliates, which results or may result from their resignation, retirement or any other termination.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

By virtue of its organization as a liquidation trust, the Liquidating Trust has no outstanding securities possessing traditional voting rights. As Liquidating Trustee, Wilmington Trust has complete control over the liquidation of the assets of the Liquidating Trust as specified in section 6.2 of the Liquidating Trust Agreement. Per the Liquidating Trust Agreement, the assets will be liquidated based on the Trust’s beneficial ownership interest, adjusted for taxes. The beneficial ownership interest in Trust (“Former Beneficial Interest”) have no voting control over the liquidation of the assets.

As of March 18, 2005, the following person or group owns more than 5% of the Former Beneficial Interest in the Trust :

Title	Name and	Amount of	Percent
of	Address of	Beneficial	of
Class	Beneficial Owner	Ownership	Class

Former Class B	Equis II Corporation
Beneficiary Interests	200 Nyala Farms	3,019,220 Interests	99.82%
.	Westport, CT 06880

Equis II is a wholly owned subsidiary of Semele. Equis Corporation (“Equis”) is the general partner of EFG. Gary D. Engle is Chairman and Chief Executive Officer of Semele and President, Chief Executive Officer, sole shareholder and Director of Equis. James A. Coyne, Executive Vice President of Equis, is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own a controlling interest in Semele.

No person or group is known by the Trustee to own beneficially more than 5% of the Former Beneficial Class A Interest as of March 18, 2005. As of March 18, 2005, Semele owns the Former Special Beneficial Interest of the Trust.

See Item 9 and Item 12 of this report. The ownership and organization of EFG is described in Item 1 of this report.

Item 12. Certain Relationships and Related Transactions.

The Manager of the Liquidating Trust is AFG ASIT Corporation, an affiliate of EFG.

(a) Transactions with Management and Others

All operating expenses incurred by the Liquidating Trust are disbursed by Wilmington Trust on behalf of the Liquidating Trust. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Liquidating Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement.

In accordance with the liquidation basis of accounting, the Liquidating Trust recorded an accrual during the period ended December 31, 2004 for the estimated costs to be incurred to liquidate the Liquidating Trust.

(b) Certain Business Relationships

None.

(c) Indebtedness of Management to the Trust

None.

(d) Transactions with Promoters

Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

(a) Documents filed as part of this report:

(1) Financial Statements:

Statement of Net Assets in Liquidation as of December 31, 2004	*

Statement of Changes in Net Assets in Liquidation for the period from inception (December 31, 2004) through December 31, 2004	*

Notes to the Financial Statements	*

* Included herein by reference from the appropriate portion of the 2004 Annual Report to the Participants for the year ended December 31, 2004 (see Part II).

(2) Exhibits:

Except as set forth below, all Exhibits to Form 10-KSB, as set forth in Item 601 of Regulation S-K, are not applicable.
Exhibit
Number

2
Plan of Complete Liquidation and Dissolution, dated as of December 31, 2004, between AFG ASIT Corporation and AFG Investment Trust C was filed on Form 8-K dated January 4, 2005 as Exhibit 2.1 and is incorporated by reference.

10.1
Liquidating Trust Agreement dated as of December 31, 2004, between AFG ASIT Corporation and AFG Investment Trust C was filed on Form 8-K dated January 4, 2005 as Exhibit 10.1 and is incorporated by reference.

10.2
Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development, LLC dated December 31, 2004 was filed on Form 8-K dated January 4, 2005 as Exhibit 10.2 and is incorporated by reference.

10.3
Extension of the Closing Date of Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development, LLC dated February 4, 2005 and is included herein.

10.4
Extension of the Closing Date of Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development, LLC dated March 14, 2005 and is included herein.

13
The 2004 Annual Report to the Participants, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

14	Code of Ethics was filed in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on April 8, 2004 as Exhibit 14 and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is included herein.

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is included herein.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is included herein.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is included herein.

(b) Report on Form 8-K

The Trust filed a Form 8-K with the SEC on November 23, 2004 reporting under Item 2 (Acquisition or Disposition of Assets), that the Trust has sold its interests in MILPI Holdings, LLC to PLM MILPI Holdings LLC, a Delaware limited liability company owned and controlled by an affiliate of Gary D. Engle and James A. Coyne, who are the President and Executive Vice President, respectively, of the AFG ASIT Corporation.

The Trust filed a Form 8-K with the United States Securities and Exchange Commission (“SEC”) on January 4, 2005 reporting under Item 1.01 (Entry into a Material Definitive Agreement), that it had entered into a definitive Equity Purchase Agreement (the “Purchase Agreement”) with AFG Investment Trust D (“Trust D”), Kettle Valley USA LLC, a Delaware limited liability company (“KVUSA”), and Equis II Corporation, a Delaware corporation (“Equis II”) the parent company of the Managing Trustee of the Trust and Trust D, pursuant to which, at closing, KVUSA and Equis II will acquire all of the Trust’s and Trust D's limited liability company membership interests in EFG/Kettle Development LLC, a Delaware limited liability company (the “Interests”).

The Trust also reported under Item 8.01 on the 8-K dated January 4, 2005, (Other Events), that the Trust completed its liquidation and dissolution pursuant to a Plan of Complete Liquidation and Dissolution (the "Plan"), adopted as of December 31, 2004, in accordance with a proxy solicitation dated as of June 2, 2004 directing the implementation of the Plan, which provided that the Trust would commence its liquidation and dissolution, followed by the termination of its Certificate of Trust.

(c) Other Exhibits

None

(d) Financial Statement Schedules

None

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional service rendered by the Trust's principal accountant for the review of the quarterly financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2004 were $0.2 million.

Audit-Related Fees, Tax Fees & All Other Fees

There were no other fees billed by Ernst & Young for professional services for the year ended December 31, 2004.

Recommendation of the Board

The audit committee of the parent company of the Managing Trustee acts as the Trust’s audit committee. All of the services for the fiscal year ended December 31, 2004 as described above in this Item 14 were approved in advance by the audit committee of the parent company of the Managing Trustee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the Liquidating Trust and in the capacities and on the dates indicated.

AFG Investment Trust C Liquidating Trust

By: AFG ASIT Corporation, a Massachusetts corporation and the Manager of the Liquidating Trust.

By: /s/ Gary D. Engle
Gary D. Engle
President and Chief Executive
Officer of the general partner of EFG and
President and a Director
of the AFG ASIT Corporation
(Principal Executive Officer)
Date: March 18, 2005

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer
of AFG ASIT Corporation
(Principal Financial and Accounting Officer)
Date: March 18, 2005

Exhibit
Number

2	Plan of Complete Liquidation and Dissolution, dated as of December 31, 2004, between AFG ASIT Corporation and AFG Investment Trust C	*

10.1	Liquidating Trust Agreement dated as of December 31, 2004, between AFG ASIT Corporation and AFG Investment Trust C	*

10.2	Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development, LLC dated December 31, 2004	*

10.3	Extension of the Closing Date of Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development, LLC dated February 4, 2005	39

10.4	Extension of the Closing Date of Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development, LLC dated March 14, 2005	41

13	The 2004 Annual Report to the Participants	17

14	Code of Ethics	*

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	35

31.2	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	36

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	37

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	38
_______________________________________________
* Incorporated by reference.

Exhibit 13

AFG INVESTMENT TRUST C LIQUIDATING TRUST

Annual Report to the Participants, December 31, 2004

AFG INVESTMENT TRUST C LIQUIDATING TRUST

INDEX TO ANNUAL REPORT TO THE PARTICIPANTS

Page
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	19

FINANCIAL STATEMENTS:

STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 2004	26

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE PERIOD FROM INCEPTION
(DECEMBER 31, 2004) THROUGH DECEMBER 31, 2004	27

NOTES TO THE FINANCIAL STATEMENTS	28

Forward-looking Information

Certain statements in this annual report of AFG Investment Trust C Liquidating Trust (the “Liquidating Trust”), that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Liquidating Trust's contracted rents, the realization of residual proceeds from the Liquidating Trust's equipment, the performance of the Trust's non-equipment assets, and future economic conditions.

Overview

On December 31, 2004, the Liquidating Trust was established for the purpose of liquidating the remaining assets and liabilities of the AFG Investment Trust C (the “Trust”). On December 31, 2004, the Trust also entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with Wilmington Trust Company (“Wilmington Trust” or “Trustee”), as trustee of the Liquidating Trust. In conjunction with the Liquidating Trust Agreement, the Trustee has engaged AFG ASIT Corporation and Equis Financial Group Limited Partnership (“EFG”) as managers to assist in the day-to-day management of the Liquidating Trust. As of December 31, 2004, each unitholder of the Trust received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder’s Trust units.

The Trust was originally organized as a Delaware business trust in August 1992. Participant’s capital initially consisted of contributions from the Managing Trustee of the Trust, AFG ASIT Corporation and the Special Beneficiary, EFG.

On December 31, 2004, the Trust completed its liquidation and dissolution pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan”), adopted as of that date, in accordance with a proxy solicitation dated June 2, 2004 directing the implementation of the Plan, which provided that the Trust would commence liquidation and dissolution, followed by the termination of its Certification of Trust. On December 31, 2004, the Trust filed a Certificate of Cancellation with the Secretary of State of the State of Delaware.

The Plan provides that AFG ASIT Corporation, not in its individual capacity but solely as the manager, shall use its best efforts to liquidate and dissolve prior to winding up its affairs, including, but not limited to, the sale of its remaining assets, the collection of any receivables and payment of unsatisfied debts, claims, liabilities, commitments, suits and other obligations, whether contingent or fixed by December 31, 2006. This date may be extended under certain circumstances.

In accordance with the Plan and the Liquidating Trust Agreement, the Trust has transferred all of its remaining cash and non-cash assets and all of its remaining liabilities to the Liquidating Trust. Upon the transfer of assets to the Liquidating Trust, Wilmington Trust was given the power and authority to delegate or re-assign the Managing Trustee’s authority. Wilmington Trust holds title to all the property in the Liquidating Trust and controls all the assets and cash disbursements.

Liquidity and Capital Resources

The Liquidating Trust had cash of $1.1 million as of December 31, 2004.

At December 31, 2004, the Liquidating Trust had $0.2 million in Receivables and receivables - affiliates. Proceeds from the sale of equipment are paid directly to EFG. Rents and proceeds from the disposition of equipment are paid directly to EFG. EFG temporarily deposits collected funds a separate interest-bearing escrow account prior to remittance to the Liquidating Trust. The Liquidating Trust’s cash received by EFG is remitted to the Liquidating Trust on a monthly basis. The receivables - affiliates were remitted to the Liquidating Trust in January 2005.

The Liquidating Trust has a receivable - other of $1.3 million which represents a litigation settlement receivable. The $1.3 million was received in the first quarter of 2005.

The Liquidating Trust has a receivable due from Kettle Valley Development Limited Partnership (“KVD LP”) in the amount of $0.4 million at December 31, 2004. The amount is expected to be collected in 2006. The buyers of the Liquidating Trust’s interest in EFG/Kettle Development LLC (“EFG Kettle Valley”) have guaranteed payment of this receivable no later than 18 months subsequent to closing, which is expected to occur in the first half of 2005.

The Liquidating Trust has an equity investment in EFG Kettle Valley valued at $2.5 million at December 31, 2004. EFG Kettle Valley is a holding company, which owns an equity interest in a real estate development company located in Kelowna, British Columbia, Canada called “Kettle Valley”. The investment is carried at net realizable value less cost to sell which was determined based on a definitive Equity Purchase Agreement dated December 31, 2004, among the Trust, AFG Investment Trust D (“Trust D”), Kettle Valley USA LLC (“KVUSA”), and Equis II Corporation (“Equis II”), pursuant to which, at closing, KVUSA and Equis II will acquire all of the Liquidating Trust’s and AFG Investment Trust D Liquidating Trust’s (“Liquidating Trust D”) membership interests in EFG Kettle Valley. This transaction is expected to close in the first half of 2005.

The Liquidating Trust has an equity investment in EFG Kirkwood LLC (“EFG Kirkwood”) valued at $1.7 million at December 31, 2004. EFG Kirkwood operates in the real estate operating segment. The investment is carried at net realizable value less cost to sell which is based on the opinion of the Liquidating Trust's managers using data, reasoning and analysis of prevailing market conditions of similar assets, data from recent purchases, independent third party valuations and discounted cash flows. The timing of the sale of this investment can not be predicted. Adverse market conditions and the Liquidating Trust’s investments representing minority interests may have a negative impact on the proceeds that may be realized from the sale and which may make the investment difficult to sell.

The Liquidating Trust has an equity investment in C & D IT, LLC to which the Trust and Trust D each had contributed $1.0 million, for a 13% interest in the BMIF/BSLF II Rancho Malibu Limited Partnership (“Rancho Malibu LP”). Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”. The investment is carried at net realizable value less costs to sell of $1.1 million, which is based on the opinion of the Liquidating Trust's managers using data, reasoning and analysis of prevailing market conditions of similar assets, data from recent purchases, independent third party valuations and discounted cash flows.

The Liquidating Trust has equipment held for lease with a net realizable value less cost to sell of $49,000 at December 31, 2004. The Liquidating Trust’s equipment is currently on a month-to-month lease, however the Manager of the Liquidating Trust is actively seeking to remarket and/or sell the equipment. The equipment is carried at net realizable value less cost to sell which is based on the opinion of the Liquidating Trust's managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

The Liquidating Trust had accrued liabilities of $0.9 million at December 31, 2004. Accrued liabilities consist of costs incurred and estimated costs associated with liquidating the Liquidating Trust’s assets. To the extent that the Liquidating Trust has a contingent liability, the payment of which is subject to the outcome of a future event, the Liquidating Trust recognizes a liability when the amount of the liability can be reasonably estimated and the liability is probable. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

No cash distributions have been paid from the Liquidating Trust through December 31, 2004 and none are anticipated to be made until all of the Liquidating Trust’s assets are sold and all liabilities are settled. In any given year, it is possible that beneficial interest holders in the Liquidating Trust will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the beneficial interest holders in the Liquidating Trust adequate to cover any tax obligation.

Cash distributions when paid to the beneficial interest holders in the Liquidating Trust will generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Liquidating Trust and will be primarily dependent upon the proceeds realized from the liquidation of the Liquidating Trust's remaining assets offset by the associated costs of such liquidation and dissolution of the Liquidating Trust.

Results of Operations

Since the Liquidating Trust was formed at December 31, 2004, the Liquidating Trust has no results of operations.

Critical Accounting Policies and Estimates

The Manager believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements.

Liquidation Accounting

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts less costs to sell and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Liquidating Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Liquidating Trust, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Contingencies

Accrued liabilities consist of assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Liquidation Distributions

The Trustee of the Liquidating Trust will make liquidating distributions to the beneficiaries of the Liquidating Trust using the “pro rata beneficial interest” in the Liquidating Trust, reflecting the type and amount of beneficial interest held in the respective predecessor Trust (i.e. Class A, Class B, Special Beneficiary, and Managing Trustee).

The remaining assets shall be distributed to the participants in accordance with the positive balances in their tax capital accounts, after taking into account all the capital adjustments for the Liquidating Trust’s taxable year.

In the event that AFG ASIT Corporation, Managing Trustee of the predecessor Trust, has a deficit balance in its capital account, it shall pay cash to the Liquidating Trust in an amount equal to the deficit balance in its tax capital account by the end of such taxable year. Upon dissolution of the Liquidating Trust, the amount paid by the AFG ASIT Corporation shall be used to pay to recourse creditors of the Liquidating Trust or distributed to the Liquidating Trust Beneficiaries in accordance with their positive tax capital accounts.

Minority Interest Investments

The Liquidating Trust has minority interest investments in its real estate operations. These minority interest investments are carried at net realizable value less cost to sell in accordance with the liquidation basis of accounting. The financial position and liquidity of these companies could have a material impact to the Liquidating Trust. A description of the Liquidating Trust’s minority interest investments and a brief summary of their financial position are summarized below:

The Liquidating Trust has minority interest investments in the following entities as of December 31, 2004 (in thousands of dollars):

Interest in EFG/Kettle Development, LLC	$2,530
Interest in EFG Kirkwood, LLC	1,682
Interest in C & D IT, LLC	1,077
Total	$5,289

EFG/Kettle Development, LLC

The Liquidating Trust has an equity investment in EFG/Kettle Development, LLC (“EFG Kettle Valley”). EFG Kettle Valley is a holding company, which owns an equity interest in KVD LP, which owns a real estate development company located in Kelowna, British Columbia, Canada called “Kettle Valley”. KVD LP has historically operated at a net loss and has sustained negative cash flows from operations. As of December 31, 2004 the company has $24.0 million in current assets, including $0.7 million in cash and $20.1 million of land under development. At December 31, 2004, KVD LP has $7.1 million in short term debt, of which $3.2 million represents related party debt. The real estate is in the early phase of development and may incur losses and negative cash flow in the future. KVD LP expects to pay existing obligations with the sales proceeds from future lot sales. Through December 31, 2004, 281 lots have been sold and 16 homes are currently under construction. KVD LP did not pay dividends in 2004 or in 2003 and does not anticipate paying dividends in the near future until lots sales and cash flow from home construction and sales are sufficient to support operations. Future capital needs that may be required by KVD LP are expected to be financed by the other equity holders or outside investors.

The Liquidating Trust entered a definitive Equity Purchase Agreement dated December 31, 2004, among the Trust, Trust D, KVUSA, and Equis II, pursuant to which, at closing, KVUSA and Equis II will acquire all of the Liquidating Trust’s and Liquidating Trust D’s membership interests in EFG Kettle Valley. This transaction is expected to close in the first half of 2005.

The Liquidating Trust has a receivable due from KVD LP in the amount of $0.4 million at December 31, 2004. The amount is expected to be collected in 2005.

EFG Kirkwood, LLC

EFG Kirkwood, LLC (“EFG Kirkwood”) was formed for the purpose of acquiring a minority interest in two real estate investments. The investments consist of an interest in two ski resorts: Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs LLC (“Mountain Springs”). EFG Kirkwood has no other significant assets other than its interest in the ski resorts and related subsidiaries.

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

At December 31, 2004, Mountain Springs had current assets of $5.0 million, which consisted of cash of $1.9 million, accounts receivable of $2.0 million and inventories and other assets totaling $1.1 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $35.4 million.

Liabilities totaled approximately $30.1 million at December 31, 2004 and consisted primarily of debt and notes outstanding.

Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of real estate under development, which will develop, and otherwise operate this real estate.

Mountain Springs did not pay dividends in 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

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

At December 31, 2004, Mountain Resort had current assets of approximately $11.1 million, which consisted of cash of $7.8 million, accounts receivable of $1.7 million, and inventory and other assets of $1.6 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $38.9 million.

Liabilities were approximately $28.4 million, which consisted primarily of long-term senior notes and affiliated debt.

Mountain Resorts did not pay dividends in the 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

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

The Managers anticipate difficulty in selling the Liquidating Trust’s minority interest in EFG Kirkwood due to lack of control of its investment and a lack of marketability of its ownership interest. There is a lack of liquidity associated with the ownership of a minority interest investment as compared to ownership of the total business entity. The Liquidating Trust does not have the power to control day-to-day operations, set long-term strategy, declare distributions, or compel a sale or liquidation of the resorts. There is no ready market to sell the Liquidating Trust’s ownership interest in EFG Kirkwood. Lack of marketability detracts from the value of the ownership interesting EFG Kirkwood when compared to one that is readily marketable.

C&D IT, LLC

The Liquidating Trust and Liquidating Trust D each own 50% of C & D IT LLC, to which the Trust and Trust D each contributed $1.0 million, for a 13% interest in the Rancho Malibu LP. Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. Through December 31, 2004, Rancho Malibu remains under development and all costs have been capitalized to the development. C & D IT, LLC did not pay or declare any dividends in 2004 or 2003 and none are expected for the foreseeable future. Management anticipates difficulty in selling the Liquidating Trust’s minority interest in C & D IT, due to lack of control of its investment and a lack of marketability of its ownership interest.

Commitments and Contingencies

On June 9, 2004, Robert Lewis (“Lewis” or the “Plaintiff”) filed a class and derivative action in the Court of Chancery of the State of Delaware In and For New Castle County captioned Robert Lewis v. Gary D. Engle, James A. Coyne, et al. (Docket No. CA497-N) (the “Complaint”).  The Complaint named Semele, Equis II, AFG ASIT Corporation, PLM MILPI Holdings LLC (“PLM”), Gary D. Engle (“Engle”), and James A. Coyne (“Coyne”) as defendants (collectively, the “Defendants”) in the class action. It named the Trust as the nominal defendant in the derivative action. On December 31, 2004 the Trust entered into the Plan and completed its liquidation and dissolution in furtherance of the Plan by entering into a Liquidating Trust Agreement dated as of December 31, 2004 pursuant to which all of the assets of the Trust, subject to all of the Trust’s liabilities (including contingent liabilities such as the action described herein), were transferred to the Liquidating Trust, with Wilmington Trust Company as Liquidating Trustee. As of December 31, 2004, each holder of units of beneficial interest in the Trust was deemed to have received a beneficial interest in the Liquidating Trust equal to such holder’s Trust interest. AFG ASIT Corporation was the Managing Trustee of the Trust and is the Manager. Semele is the direct corporate parent of Equis II, which is the direct corporate parent of the Manager. Engle is the Chairman and Chief Executive Officer of Semele. Coyne is the President and Chief Operating Officer of Semele. Engle and Coyne together own a majority of the shares of Semele, which in turn owns a majority of the beneficial interests in the Liquidating Trust. PLM is a limited liability company ultimately controlled by Engle and Coyne.

The Lewis action was brought on behalf of a purported class consisting of the beneficiaries of the Liquidating Trust. The Complaint alleged breaches of fiduciary duty and self-dealing in connection with the liquidation of the Trust, amendments to the governing Trust Agreement of the Trust and the sale of certain of the Trust’s assets to PLM. The Complaint was in two counts, one alleging a lack of entire fairness in connection with certain asset sales and the amendments and the second alleging a breach of the duty of disclosure with regard to the Consent Solicitation Statement issued in connection with the solicitation of votes on the proposed sale and amendments. The Complaint sought: 1) class certification; 2) preliminary and permanent injunctions against the consent solicitation and the proposed sale and amendments; and 3) damages in an unspecified amount payable to the purported class and the Liquidating Trust.

The Defendants denied all allegations of liability or wrongdoing in the Complaint. After the Defendants answered the Complaint on September 15, 2004, the parties entered into negotiations that resulted in a settlement (the “Settlement”). The Stipulation of Settlement was signed by counsel for the parties on November 3, 2004 and provided, inter alia, for:

1. A payment of $1.3 million, net of transaction costs, by the Defendants (other than the Liquidating Trust) to the Liquidating Trust;

2. Retention of an independent financial expert to provide an opinion as to the financial fairness of the purchase price for the sale by the Trust of its interest in MILPI Holdings LLC to an affiliate of the other Defendants; and

3. Appointment of a Liquidating Trustee to manage and wind-up the business and affairs of the Trust.

The Stipulation of Settlement stated that the Defendants do not admit any liability or wrongdoing. Following a hearing on December 29, 2004, the Chancery Court entered an Order approving the Settlement.

The Liquidating Trust is subject to various claims and proceedings in the normal course of the liquidation and dissolution of the assets of the Trust. The Manager believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Liquidating Trust or its results of operations.

Outlook for the Future

The Liquidating Trust intends to conduct the sale of the Liquidating Trust’s assets in an orderly manner. It is difficult to predict the timing of the sale of the assets. For instance, under current market conditions it may be difficult to sell the Liquidating Trust’s minority interest in EFG Kirkwood, a resort business. Adverse market conditions may have a negative impact on the proceeds that may be realized from such asset sales.

Several other factors may affect the Liquidating Trust’s operating performance through the remainder of 2005 and beyond including:

-equipment sales
-changes in the real estate markets in which the Liquidating Trust has ownership interest.

The future outlook for the different operating segments of the Liquidating Trust is as follows:

Equipment Sales

The ultimate sales price of the Liquidating Trust’s equipment is dependent upon many factors, including condition and type of equipment being sold and its marketability at the time of sale. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from assets values at any given time. The Manager attempts to monitor these changes in order to identify opportunities which may be advantageous to the Liquidating Trust and which will maximize the sales price for each asset.

Real Estate

The Liquidating Trust has a minority interest in two ski resorts, which are subject to the risks of the tourism industry. The resorts are subject to a number of risks, including weather-related risks. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Liquidating Trust, its affiliates and its joint venture partners.

The Manager anticipates difficulty in selling the Liquidating Trust’s minority interest in EFG Kirkwood due to lack of control and a lack of marketability of its ownership interest. There is a lack of liquidity associated with the ownership of a minority interest investment as compared to ownership of the total business entity. The Liquidating Trust does not have the power to control day-to-day operations, set long-term strategy, declare distributions, or compel a sale or liquidation of the resorts. There is no ready market to sell the Liquidating Trust’s ownership interest in EFG Kirkwood. Lack of marketability detracts from the value of the ownership interesting EFG Kirkwood when compared to one that is readily marketable.

The Liquidating Trust also has a minority interest in several real estate development companies, some of which are located at the resorts. The risks generally associated with real estate include, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, and other governmental rules.

The Liquidating Trust‘s investment in real estate development companies have experienced an increase in residential sales as a result of interest rates being at historical lows. There is a risk that residential sales could materially decline if interest rates increase.

Management anticipates difficulty in selling the Liquidating Trust’s minority interest in C & D IT, due to lack of control of its investment and a lack of marketability of its ownership interest.

The Liquidating Trust entered a definitive Equity Purchase Agreement dated December 31, 2004, among the Trust, AFG Trust D, KVUSA, and Equis II, pursuant to which, at closing, KVUSA and Equis II will acquire all of the Liquidating Trust’s and Liquidating Trust D membership interests in EFG Kettle Valley. This transaction is expected to close in the first half of 2005.

The Liquidating Trust's involvement in real estate development also introduces financials risk, including the potential need to borrow funds to develop the real estate projects. While the Liquidating Trust's Managers presently does not foresee any unusual risks in this regard, it is possible that factors beyond the control of the Liquidating Trust, its affiliates and joint venture partners, such as a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future.

The Liquidating Trust does not anticipate receiving dividend distributions from the real estate investments in the near future due to the uncertainty of the current market conditions.

AFG ASIT Corporation

In accordance with the Liquidating Trust Agreement, upon the dissolution of the Liquidating Trust, AFG ASIT Corporation will be required to contribute to the Liquidating Trust an amount equal to any negative capital balance, which may exist in the Managing Trustee’s capital account. At December 31, 2004, AFG ASIT Corporation had a positive capital account and was not required to make any contributions to the Liquidating Trust. No such requirement exists with respect to the Special Beneficiary, Class A or Class B interests.

AFG INVESTMENT TRUST C LIQUIDATING TRUST
(A Trust)
STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF DECEMBER 31, 2004
(in thousands of dollars)

ASSETS

Cash and cash equivalents	$1,116
Receivables and receivables - affiliate	164
Receivable - other	1,275
Due from Kettle Valley Limited Partnership	421
Interest in EFG/ Kettle Development LLC	2,530
Interest in EFG Kirkwood LLC	1,682
Interest in C & D IT, LLC	1,077
Equipment	49

Total assets	$8,314

LIABILITIES AND NET ASSETS IN LIQUIDATION

Accrued liabilities	$906

Net assets in liquidation	$7,408

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C LIQUIDATING TRUST
(A Trust)
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Period from inception (December 31, 2004) through December 31, 2004
(in thousands of dollars)

Net assets at December 31, 2004	$-

Transfer of net assets in liquidation	7,408

Net assets in liquidation at December 31, 2004	$7,408

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION

On December 31, 2004, AFG Investment Trust C Liquidating Trust (the “Liquidating Trust”) was established for the purpose of liquidating the remaining assets and liabilities of AFG Investment Trust C (the “Trust”). Effective December 31, 2004, the Trust also entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with Wilmington Trust Company (“Wilmington Trust” or “Trustee”), as trustee of the Liquidating Trust. In conjunction with the Liquidating Trust Agreement, the Trustee has engaged AFG ASIT Corporation and Equis Financial Group Limited Partnership and its subsidiaries (“EFG”) as managers (the “Managers”) to assist in the day-to-day management of the Liquidating Trust. As of December 31, 2004, each unitholder of the Trust received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder’s Trust units.

The Trust was originally organized as a Delaware business trust in August 1992. Participant’s capital initially consisted of contributions from the Managing Trustee of the Trust, AFG ASIT Corporation and the Special Beneficiary, EFG.

On December 31, 2004, the Trust completed its liquidation and dissolution pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan”), adopted as of that date, in accordance with a proxy solicitation dated June 2, 2004 directing the implementation of the Plan, which provided that the Trust would commence liquidation and dissolution, followed by the termination of its Certification of Trust. On December 31, 2004, the Trust filed a Certificate of Cancellation with the Secretary of State of the State of Delaware.

The Plan provides that AFG ASIT Corporation, not in its individual capacity but solely as the manager, shall use its best efforts to liquidate and dissolve prior to winding up its affairs, including, but not limited to, the sale of its remaining assets, the collection of any receivables and payment of unsatisfied debts, claims, liabilities, commitments, suits and other obligations, whether contingent or fixed by December 31, 2006. This date may be extended under certain circumstances.

In accordance with the Plan and the Liquidating Trust Agreement, the Trust has transferred all of its remaining cash and non-cash assets and all of its remaining liabilities to the Liquidating Trust. Upon the transfer of assets to the Liquidating Trust, Wilmington Trust was given the power and authority to delegate or re-assign the Managing Trustee’s authority. AFG ASIT Corporation does not control the assets of the Liquidating Trust. In addition to delegating the managing responsibilities of the Liquidating Trust, Wilmington Trust also holds title to all the property in the Liquidating Trust and controls cash disbursements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The accompanying financial statements have been prepared on the liquidation basis of accounting. The carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation, in accordance with accounting principles generally accepted in the Unites States of America. This requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. These differences, if any, would result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Liquidation Accounting

The assets of the Liquidating Trust are reported at their net realizable values that include residual sales proceeds less any costs to sell. The Trust does not have signed commitments or binding contracts to sell its equipment, interest in EFG Kirkwood LLC, or interest in C & D IT, LLC at the reported net realizable value. The estimate of the fair value for these assets is based on the opinion of the Liquidating Trust's Managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. This amount is an estimate and is subject to change dependent on market conditions.

The amounts reported for liabilities include all estimated expenses to conclude the operations of the Liquidating Trust.

The net adjustment required to convert from the going concern (historical cost) basis of accounting to the liquidation basis of accounting was a decrease in net assets of $4.5 million and was recorded by the Trust prior to the transfer of net assets to the Liquidating Trust. Significant changes in the carrying value of assets and liabilities are summarized as follows (in thousands of dollars)

Decrease in Interest in EFG Kirkwood LLC	$(1,172)
Decrease in Interest in EFG/Kettle Development LLC	(2,353)
Decrease in Interest in C & D IT, LLC	(80)
Decrease in value of equipment	(22)
Decrease in other assets	(150)
Estimated liquidation costs	(724)
Total decrease to liquidation basis	$(4,501)

Cash and Cash Equivalents

The Liquidating Trust classifies as cash and cash equivalents amounts on deposits in banks and all highly liquid investments purchased with an original maturity of three months or less.

Accrued Liabilities

Accrued liabilities include liabilities assumed by the Liquidating Trust from the Trust as well as an estimate of costs to liquidate the Liquidating Trust and resolve any contingent liabilities. There may be differences between the assumed and the actual results because events and circumstances frequently do not occur as expected.

Liquidation Distributions

The Trustee of the Liquidating Trust will make liquidating distributions to the beneficiaries of the Liquidating Trust using the “pro rata beneficial interest” in the Liquidating Trust, reflecting the type and amount of beneficial interest held in the respective predecessor Trust (i.e. Class A, Class B, Special Beneficiary, Managing Trustee). The pro rata share of distributions from the Liquidating Trust to Class A, Class B, Special Beneficiary, and Managing Trustee will be the same as if the Trust had remained in place.

In the event that AFG ASIT Corporation, Managing Trustee of the predecessor Trust, has a deficit balance in its capital account, it shall pay to the Liquidating Trust in cash an amount equal to the deficit balance in its tax capital account by the end of such taxable year. Upon dissolution of the Liquidating Trust the amount paid by the AFG ASIT Corporation shall be used to pay to recourse creditors of the Liquidating Trust or distributed to the Liquidating Trust Beneficiaries in accordance with their positive tax capital accounts.

NOTE 3 - RECEIVABLE - OTHER

The Liquidating Trust has a receivable - other in the amount of $1.3 million at December 31, 2004 which represents a litigation settlement receivable resulting from the approval of a settlement on December 29, 2004. See further discussion of the litigation and settlement included at Note 10 - Contingencies.

NOTE 4 - DUE FROM KETTLE VALLEY LIMITED PARTNERSHIP

The Liquidating Trust has a receivable due from Kettle Valley Limited Partnership (“KVD LP”) in the amount of $0.4 million at December 31, 2004. The amount is expected to be collected in 2006. The buyers of the Liquidating Trust’s interest in EFG Kettle Valley have guaranteed payment of this receivable no later than 18 months subsequent to closing, which is expected to occur in the first half of 2005.

NOTE 5 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Liquidating Trust and AFG Investment Trust D Liquidating Trust (“Liquidating Trust D”) own 51% and 49%, respectively, of EFG/Kettle Development LLC (“EFG Kettle Valley”), which owns a non-controlling 49.9% indirect ownership interest in KVD LP which owns a real estate development in Kelowna, British Columbia Canada, called “Kettle Valley”. All decisions of the EFG Kettle Valley must be voted unanimously therefore neither Trust held a controlling interest, therefore the predecessor Trust accounted for its equity investment in EFG Kettle Valley under the equity method.

The Liquidating Trust’s investment in EFG Kettle Valley is carried at its estimated net realizable value less cost to sell which was determined based on a definitive Equity Purchase Agreement dated December 31, 2004, among the Trust, AFG Investment Trust D (“Trust D”), Kettle Valley USA LLC (“KVUSA”), and Equis II Corporation (“Equis II”), parent of the Manager of the Trust, pursuant to which, at closing, KVUSA and Equis II will acquire all of the Liquidating Trust’s and Liquidating Trust D’s membership interests in EFG Kettle Valley. (See Note 15 to the financial statements)

The table below provides KVD LP’s summarized consolidated balance sheet (not adjusted to the liquidation basis of accounting) as of December 31, 2004 (in thousands of dollars):

Total assets	$22,176
Total liabilities	6,604
Net equity	$15,572

NOTE 6 - INTEREST IN EFG KIRKWOOD LLC

The Liquidating Trust, Liquidating Trust D, Equis II and an affiliated corporation, Semele Group, Inc. (“Semele”), own a joint venture, EFG Kirkwood LLC (“EFG Kirkwood”), which holds an equity interest in two ski resorts: Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”). EFG Kirkwood has no other significant assets other than its interest in the ski resorts and their subsidiaries. The Liquidating Trust holds 40% of EFG Kirkwood’s Class A membership interests.

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

Mountain Springs also owns 51% of Durango Mountain Land Company which owns 500 acres of real estate to be developed for commercial and residential use.

EFG Kirkwood guarantees the payment of obligations under a revolving line of credit between Purgatory and a third party lender. Another shareholder in Purgatory also guaranteed this line of credit. Either party may be called on by the lender to fulfill Purgatory’s obligations. The amount of the guarantees consists of the outstanding balance of the line of credit which cannot exceed the principal balance of $3.5 million. As of December 31, 2004, Purgatory had an outstanding balance of $2.1 million on the line of credit which expires in October 2005.

The carrying value of the Liquidating Trust’s investment in EFG Kirkwood is recorded at its estimated net realizable value less costs to sell in accordance with the liquidation basis of accounting. The amount was determined based on the opinion of the Liquidating Trust's managers using data, reasoning and analysis of prevailing market conditions of similar assets, data from recent purchases, independent third party valuations and discounted cash flows.

EFG Kirkwood did not pay dividends in the 2004 or in 2003 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

The table below provides EFG Kirkwood’s summarized consolidated balance sheet (not adjusted to the liquidation basis of accounting) as of December 31, 2004 (in thousands of dollars):

Total assets	$6,974
Total liabilities	-
Net equity	$6,974

EFG Kirkwood owns membership interests in Mountain Resort and Mountain Springs. The table below provides comparative summarized balance sheets for Mountain Resort and Mountain Springs as of December 31, 2004 (in thousands dollars):

Mountain Resort
Total assets	$50,014
Total liabilities	28,436
Net equity	$21,578

Mountain Springs
Total assets	$40,389
Total liabilities	30,106
Net equity	$10,283

NOTE 7 - INTEREST IN C&D IT, LLC

The Liquidating Trust and Liquidating Trust D each own 50% of C & D IT LLC, to which the Trust and Trust D each contributed $1.0 million, for a 13% interest in the BMIF/BSLP II Rancho Malibu Limited Partnership (“Rancho Malibu LP”). Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. Through December 31, 2004, Rancho Malibu remains under development and all costs incurred have been capitalized to the development. C & D IT, LLC did not pay or declare any dividends in 2004 or 2003 and none are expected for the foreseeable future. The investment is carried at its estimated net realizable value less costs to sell which is based on the opinion of the Liquidating Trust's managers using data, reasoning and analysis of prevailing market conditions of similar assets, data from recent purchases, independent third party valuations and discounted cash flows.

NOTE 8 - EQUIPMENT

The Liquidating Trust has equipment held for lease with a net realizable value less cost to sell of $49,000 at December 31, 2004. The Liquidating Trust’s equipment is currently on a month-to-month lease, however the Manager of the Liquidating Trust is actively seeking to remarket and/or sell the equipment. The equipment is carried at net realizable value less cost to sell value which is based on the opinion of the Liquidating Trust's managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

NOTE 9 - RELATED PARTY TRANSACTIONS

All operating expenses incurred by the Liquidating Trust are disbursed by Wilmington Trust on behalf of the Liquidating Trust. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement. In conjunction with the Liquidating Trust Agreement, the Trustee has engaged AFG ASIT Corporation and EFG as managers to assist in the day-to-day management of the Liquidating Trust.

In accordance with the liquidation basis of accounting, the Liquidating Trust recorded an accrual during the period ended December 31, 2004 for the estimated costs to be incurred to liquidate the Trust. Approximately $0.1 million of the accrual will be paid to Wilmington Trust or EFG, an affiliated entity, for salaries and other expenses incurred to liquidate the assets.

NOTE 10 - CONTINGENCIES

On June 9, 2004, Robert Lewis (“Lewis” or the “Plaintiff”) filed a class and derivative action in the Court of Chancery of the State of Delaware In and For New Castle County captioned Robert Lewis v. Gary D. Engle, James A. Coyne, et al. (Docket No. CA497-N) (the “Complaint”).  The Complaint named Semele, Equis II, AFG ASIT Corporation, PLM MILPI Holdings LLC (“PLM”), Gary D. Engle (“Engle”), and James A. Coyne (“Coyne”) as defendants (collectively, the “Defendants”) in the class action. It named the Trust as the nominal defendant in the derivative action. On December 31, 2004 the Trust entered into the Plan and completed its liquidation and dissolution in furtherance of the Plan by entering into a Liquidating Trust Agreement dated as of December 31, 2004 pursuant to which all of the assets of the Trust, subject to all of the Trust’s liabilities (including contingent liabilities such as the action described herein), were transferred to the Liquidating Trust, with Wilmington Trust Company as Liquidating Trustee. As of December 31, 2004, each holder of units of beneficial interest in the Trust was deemed to have received a beneficial interest in the Liquidating Trust equal to such holder’s Trust interest. AFG ASIT Corporation was the Managing Trustee of the Trust and is the Manager. Semele is the direct corporate parent of Equis II, which is the direct corporate parent of the Manager. Engle is the Chairman and Chief Executive Officer of Semele. Coyne is the President and Chief Operating Officer of Semele. Engle and Coyne together own a majority of the shares of Semele, which in turn owns a majority of the beneficial interests in the Liquidating Trust. PLM is a limited liability company ultimately controlled by Engle and Coyne.

The Lewis action was brought on behalf of a purported class consisting of the beneficiaries of the Liquidating Trust. The Complaint alleged breaches of fiduciary duty and self-dealing in connection with the liquidation of the Trust, amendments to the governing Trust Agreement of the Trust and the sale of certain of the Trust’s assets to PLM. The Complaint was in two counts, one alleging a lack of entire fairness in connection with certain asset sales and the amendments and the second alleging a breach of the duty of disclosure with regard to the Consent Solicitation Statement issued in connection with the solicitation of votes on the proposed sale and amendments. The Complaint sought: 1) class certification; 2) preliminary and permanent injunctions against the consent solicitation and the proposed sale and amendments; and 3) damages in an unspecified amount payable to the purported class and the Liquidating Trust.

The Defendants denied all allegations of liability or wrongdoing in the Complaint. After the Defendants answered the Complaint on September 15, 2004, the parties entered into negotiations that resulted in a settlement (the “Settlement”). The Stipulation of Settlement was signed by counsel for the parties on November 3, 2004 and provided, inter alia, for:

1. A payment of $1.3 million, net of transaction costs, by the Defendants (other than the Liquidating Trust) to the Liquidating Trust;

2. Retention of an independent financial expert to provide an opinion as to the financial fairness of the purchase price for the sale by the Trust of its interest in MILPI Holdings LLC to an affiliate of the other Defendants; and

3. Appointment of a Liquidating Trustee to manage and wind-up the business and affairs of the Trust.

The Stipulation of Settlement stated that the Defendants do not admit any liability or wrongdoing. Following a hearing on December 29, 2004, the Chancery Court entered an Order approving the Settlement.

The Liquidating Trust is subject to various claims and proceedings in the normal course of the liquidation and dissolution of the assets of the Trust. The Manager believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Liquidating Trust or its results of operations. As discussed above, the Liquidating Trust’s litigation receivable is included in the accompanying Statement of Net Assets in Liquidation as receivable - other.

NOTE 11 - INCOME TAXES

The Liquidating Trust is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Liquidating Trust.

For financial statement purposes, the Liquidating Trust follows the predecessor Trust’s income allocation, as outlined in the Third Amended and Restated Declaration of the Trust (“Trust Agreement”), which allocates net income quarterly first, to eliminate any participant’s negative capital account balance and second, 1% to the AFG ASIT Corporation, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between the Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the AFG ASIT Corporation, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balances of the Class A Beneficiaries; and third, any remainder to the AFG ASIT Corporation. However, in not event shall there be allocated to the Managing Trustee less than 1% of the profits or losses of the Liquidating Trust.

This convention differs from the income or loss allocation requirements for income tax and Dissolution Event purposes as delineated in the Trust Agreement. For income tax purposes, the Trust allocates net income or net loss in accordance with the provisions of such agreement. Pursuant to the Trust Agreement, upon dissolution of the Trust, the AFG ASIT Corporation will be required to contribute to the Trust an amount equal to any negative balance which may exist in the AFG ASIT Corporation’s capital account. At December 31, 2004, the AFG ASIT Corporation had a positive capital account balance.

The following is a reconciliation between the participants’ capital reported for financial statement and federal income tax reporting purposes for the year ended December 31, 2004 (in thousands of dollars):

.
Participants' capital	$11,882
Add back selling commissions and organization
and offering costs	4,771

Cumulative difference between federal income tax	(3,697)
and financial statement income

Participants' capital for federal income tax reporting purposes	$12,956

The cumulative difference between federal income tax and financial statement income represents temporary differences.

 NOTE 12 - SEGMENT REPORTING

The Liquidating Trust holds assets in two segments: Equipment Leasing and Real Estate Ownership, Development and Management. The Equipment Leasing segment includes the Liquidating Trust’s ownership in equipment held for lease. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, town homes, single family homes and land sales included in the Liquidating Trust’s ownership interests in EFG Kettle Valley, EFG Kirkwood, and C & D IT, LLC. Other assets include cash and cash equivalents and receivable - other.

The Liquidating Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information as of December 31, 2004 (in thousands of dollars):

Assets:
Real estate	$5,710
Other	2,391
Equipment leasing	213
Total	$8,314

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

As of December 31, 2004, the Trustee believes the Liquidating Trust had no significant concentrations of credit risk that could have a material adverse effect on the Liquidating Trust.

NOTE 14 - GEOGRAPHIC INFORMATION

The Liquidating Trust has an equity interest investment that operates outside the United States. All of the transactions of the Liquidating Trust are denominated in United States currency. The Liquidating Trust’s investment in EFG Kettle Valley is located in Kelowna, British Columbia, Canada.

The table below sets forth total assets organized by operating segment and geographic region as of December 31, 2004 (in thousands of dollars):

Region	Equipment Leasing	Real Estate	Other	Total
United States	$213	$2,759	$2,391	$5,363
Canada	-	2,951	-	2,951
Total assets	$213	$5,710	$2,391	$8,314

NOTE 15 - SUBSEQUENT EVENTS

On February 5, 2005, the Liquidating Trust received $1.3 million for payment of the litigation settlement receivable. The payment was net of $0.4 million of transaction costs incurred related to the lawsuit, which was paid directly to the attorneys.

The Liquidating Trust’s definitive Equity Purchase Agreement dated December 31, 2004, pursuant to which, at closing, KVUSA and Equis II will acquire all of the Liquidating Trust’s and Liquidating Trust D’s membership interests in EFG Kettle Valley has been extended 30 days through March 15, 2005. On March 14, 2005, the extension of Equity Purchase Agreement was amended to further extend the agreement through May 15, 2005.