Form 10KSB
period 2005-12-31
AFG INVESTMENT TRUST C
filed 2006-02-24
CIK 879496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Class A Beneficiary Interests
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Check is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year. The Liquidating Trust’s revenue for year ended December 31, 2005 was $0.2 million.

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates. There is no market value for the issuers voting and non-voting equity securities held by non-affiliates, as the issuer’s equity securities do not trade on any exchange and are not quoted on any electronic intermediary quotation system.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. The shares of the Liquidating Trust’s Class A Beneficiary Interests outstanding on February 24, 2006 were 1,786,753

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Annual Report to the Participants for the year ended December 31, 2005 (Part I and II)

Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

PART I

Item 1. Business.

(a) General Description of Business

On December 31, 2004, AFG Investment Trust C Liquidating Trust (the “Liquidating Trust”) was established for the purpose of liquidating the remaining assets and liabilities of AFG Investment Trust C (the “Trust”). Effective December 31, 2004, the Trust also entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with Wilmington Trust Company (“Wilmington Trust” or “Trustee”), as trustee of the Liquidating Trust. In conjunction with the Liquidating Trust Agreement, the Trustee has engaged AFG ASIT Corporation as the manager (the “Manager”) to assist in the day-to-day management of the Liquidating Trust. At December 31, 2004, each unitholder of the Trust received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder’s Trust units. The amount of distributions and income allocated to the beneficial interest holders of the Liquidating Trust are the same as if the Trust still existed.

The Trust was originally organized as a Delaware business trust in August 1992. Participant’s capital initially consisted of contributions from the Managing Trustee of the Trust, AFG ASIT Corporation, and the Special Beneficiary, Equis Financial Group Limited Partnership (“EFG”).

On December 31, 2004, the Trust completed its liquidation and dissolution pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan”), adopted as of that date, in accordance with a proxy solicitation dated June 2, 2004, directing the implementation of the Plan, which provided that the Trust would commence liquidation and dissolution, followed by the termination of its Certification of Trust. On December 31, 2004, the Trust filed a Certificate of Cancellation with the Secretary of State of Delaware.

The Plan provides that AFG ASIT Corporation, not in its individual capacity but solely as the Manager, shall use its best efforts to wind up the Liquidating Trust, including, but not limited to, the sale of its remaining assets, the collection of any receivables and payment of unsatisfied debts, claims, liabilities, commitments, suits and other obligations, whether contingent or fixed, by December 31, 2006. This date may be extended under certain circumstances.

In accordance with the Plan and the Liquidating Trust Agreement, the Trust transferred all of its remaining cash and non-cash assets and all of its remaining liabilities to the Liquidating Trust. Upon the transfer of assets to the Liquidating Trust, Wilmington Trust was given the power and authority to delegate or re-assign the Managing Trustee’s authority. AFG ASIT Corporation does not control the assets of the Liquidating Trust. Wilmington Trust holds title to all the property in the Liquidating Trust and controls cash disbursements.

(b) Financial Information About Industry Segments

The Liquidating Trust operated in two industry segments; equipment leasing and real estate ownership, development and management. The equipment leasing segment included the Liquidating Trust’s ownership in equipment held for lease, which was disposed of in 2005. Real estate assets consist of the Liquidating Trust’s equity ownerships in EFG Kirkwood LLC (“EFG Kirkwood”) and EFG Palisades LLC (“EFG Palisades”) (collectively, “EFG Kirkwood & Palisades”), C & D IT LLC and its note and interest receivable from Kettle Valley USA LLC. EFG Kirkwood & Palisades are holding companies, which own equity interests in two ski resorts and related real estate and development assets and operations. C & D IT LLC has an equity interest in an entity that owns 274 acres of undeveloped land north of Malibu, California. The Liquidating Trust also owned an interest in EFG/Kettle Development LLC, which owned an interest in a real estate development company located in Canada. The Liquidating Trust sold its interest in this entity in 2005.

See further discussion included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the 2005 Annual Report.

(c) Narrative Description of Business

The Liquidating Trust was organized for the sole purpose of liquidating and dissolving all of the remaining assets and liabilities of the Trust with no objective to continue or engage in the conduct of trade or business.

The Liquidating Trust is governed pursuant to the Liquidating Trust Agreement with Wilmington Trust, as Trustee, and has no employees. The Trustee’s role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement. The Trustee has engaged AFG ASIT Corporation as the Manager to assist in the day-to-day management of the Liquidating Trust.

Equipment Leasing

At December 31, 2004, the Liquidating Trust owned equipment which was on a month-to-month lease with a third party lessee. In August 2005, the Liquidating Trust sold the equipment.

Real Estate

The Liquidating Trust and AFG Investment Trust D Liquidating Trust (“Liquidating Trust D”) owned 51% and 49%, respectively, of EFG/Kettle Development LLC, which owns a non-controlling 49.9% indirect ownership interest in Kettle Valley Limited Partnership which owns a real estate development in Kelowna, British Columbia in Canada.

In May 2005, the Liquidating Trust completed the sale of its limited liability company membership interests in EFG/Kettle Development LLC pursuant to the terms of the Equity Purchase Agreement dated December 31, 2004, among the Trust, AFG Investment Trust D (“Trust D”), Kettle Valley USA LLC (“KVUSA”), and PLM International Inc. (“PLM”), an affiliate of the Manager of the Trust, pursuant to which, at closing, KVUSA and PLM acquired all of the Liquidating Trust and Liquidating Trust D’s membership interests in EFG/Kettle Development LLC. In connection with the sale of the Liquidating Trust’s interest in EFG/Kettle Development LLC, the Liquidating Trust was issued a note receivable from KVUSA in the amount of $1.3 million. The note receivable is due in May 2006.

EFG Kirkwood & Palisades are owned by the Liquidating Trust, Liquidating Trust D and Semele Group, Inc (“Semele”), an affiliated corporation. EFG Kirkwood & Palisades owns a non-controlling interest in a land development company and two ski resorts and related real estate and development assets and operations: Kirkwood Palisades LLC and Mountain Resort Holdings LLC with operations in Kirkwood, California and Mountain Springs LLC with operations in Durango, Colorado. At December 31, 2005, the Liquidating Trust, Liquidating Trust D and Semele, collectively own 100% of the Class A membership interests in EFG Kirkwood & Palisades and Semele owns 100% of the Class B membership interests in EFG Kirkwood & Palisades. The Liquidating Trust holds a non-controlling 40% of EFG Kirkwood & Palisades’ Class A membership interests. The Class A interest holders are entitled to certain preferred returns prior to any distribution payments to the Class B interest holder. AFG ASIT Corporation is the manager of EFG Kirkwood & Palisades.

Because the investments in Kirkwood Palisades LLC, Mountain Resorts Holdings LLC and Mountain Springs LLC include ownership in ski resorts and real estate development companies, the risks and uncertainties associated with the ski resort industry can adversely affect the value of the real estate development companies associated with these investments. Decrease in tourism, weather-related conditions and the risks associated with real estate development and resort ownership can permanently decrease the value of the investment and future operations.

The Liquidating Trust and Liquidating Trust D each own 50% of C & D IT LLC to which the Trust and Trust D each contributed $1.0 million, for a combined 13% interest in the BMIF/BSLF II Rancho Malibu Limited Partnership (“Rancho Malibu LP”). Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”.

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

Small Business Issuer

The Liquidating Trust's financial statements contained in the 2005 Annual Report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. There is no market float for the issuer’s equity securities, as the equity securities do not trade on any exchange and are not quoted on any electronic intermediary quotation system and the terms of the Liquidating Trust prohibit the transfer of ownership of the beneficial interest of the Liquidating Trust except by will, intestate succession or operation of law. The Liquidating Trust qualifies as a Regulation S-B filer since the Trust’s 2005 and 2004 annual revenues were less than $25.0 million.

Item 2. Properties.

The Liquidating Trust does not directly own any real property. The Liquidating Trust, however, has equity investments in entities that own or are engaged in real estate activities. At December 31, 2005, the Liquidating Trust’s real estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales included in the Liquidating Trust’s ownership interests in EFG Kirkwood & Palisades and C & D IT LLC. In the opinion of the Manager, all of the properties are adequately covered by insurance. In accordance with the Liquidating Trust Agreement, the Liquidating Trust is not allowed to purchase additional real estate assets or invest in entities that own real estate assets.

The Liquidating Trust’s interests in the following entities own real estate as of December 31, 2005 (in thousands of dollars):

Net Realizable Value
Interests in EFG Kirkwood LLC and EFG Palisades LLC	$1,682
Interest in C & D IT LLC	1,077

Total	$2,759

EFG Kirkwood LLC and EFG Palisades LLC

The Liquidating Trust owns 40% of the Class A membership interests of EFG Kirkwood & Palisades. EFG Kirkwood & Palisades’ assets consist of an interest in two ski resorts: Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resort LLC (“Mountain Springs”) and a real estate development company, Kirkwood Palisades. The following table sets forth the principal properties in which the Liquidating Trust has an interest through its ownership in EFG Kirkwood & Palisades:

Property	Location	Use

Mountain Resort	Kirkwood, California	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, commercial space, and real estate held for sale or development.

Kirkwood Palisades	Kirkwood, California	Real estate held for sale or development.

DSC/Purgatory	Durango, Colorado	Ski trails and ski resort operations, including ski lifts, buildings and other improvements, and commercial space.

Durango Mountain Land Company	Durango, Colorado	Real estate held for sale or development.

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

For each of the years ended December 31, 2005 and 2004, Mountain Resort recorded net income of $1.6 million, comprised of $34.2 million in revenues net of $32.6 million in expenses in 2005 and $32.0 million in revenues net of $30.4 million in expenses in 2004.

Kirkwood Palisades: Kirkwood Palisades is primarily a land development company, developing utilities and roadways to, and selling single family homesites, within Mountain Resort.

For the year ended December 31, 2005, Kirkwood Palisades’ net income of $0.3 million, comprised of $0.5 million in revenues net of $0.2 million in expenses, compared to net income of $0.7 million for the year ended December 31, 2004, comprised of $3.2 million in revenues net of $2.5 million in expenses.

Mountain Resort and Kirkwood Palisades did not pay dividends in the 2005 or in 2004 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

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

For the year ended December 31, 2005, Mountain Springs recorded net loss of $43,000, comprised of $22.6 million in revenues net of $22.7 million in expenses, compared to a net loss of $0.7 million for the year ended December 31, 2004, comprised of $20.5 million in revenues net of $21.2 million in expenses.

Mountain Springs did not pay dividends in 2005 or in 2004 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

Both Mountain Resort and Mountain Springs are subject to a number of risks, including weather-related risks and the risks associated with real estate development and resort ownership. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Liquidating Trust, its affiliates and its joint venture partners.

EFG Kirkwood & Palisades did not pay dividends in the 2005 or in 2004 and does not anticipate paying dividends in the foreseeable future.

C & D IT LLC

The Liquidating Trust and Liquidating Trust D each own 50% of C & D IT LLC to which the Trust and Trust D each contributed $1.0 million, for a combined 13% interest in the Rancho Malibu LP. Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. Through December 31, 2005, Rancho Malibu remains under development and all costs have been capitalized to the development. Rancho Malibu did not pay dividends in the 2005 or in 2004 and does not anticipate paying dividends in the foreseeable future until cash flow from operations and residential sales are sufficient to support operations.

C & D IT LLC did not pay dividends in the 2005 or in 2004 and does not anticipate paying dividends in the foreseeable future.

The Manager anticipates difficulty in selling the Liquidating Trust’s minority interest in EFG Kirkwood & Palisades and C & D IT LLC due to lack of control and a lack of marketability of its ownership interest. There is a lack of liquidity associated with the ownership of a minority interest investment as compared to ownership of the total business entity. The Liquidating Trust does not have the power to control day-to-day operations, set long-term strategy, declare distributions, or compel a sale or liquidation of the resorts, land or other real estate holdings. There is no ready market to sell the Liquidating Trust’s ownership interest in either EFG Kirkwood & Palisades or C & D IT LLC. Lack of marketability detracts from the value of the ownership interesting EFG Kirkwood & Palisades and C & D IT LLC when compared to one that is readily marketable.

Competitive Conditions

The Liquidating Trust has an equity interest in two ski resorts through its ownership interest in EFG Kirkwood & Palisades. The ski resorts are faced with intense competition from a newer, bigger, more prestigious and nationally recognized ski resorts, which are in close proximity to these ski resorts. Nationally, the ski resort industry is extremely competitive and many of the competitors have more experience and greater financial resources than the two resorts. There are significant barriers to entry for new ski areas, due to the limited private lands on which ski areas could be built, the difficulty in getting the appropriate governmental approvals to build on public lands and the significant capital needed to construct the appropriate infrastructure. While most North American ski areas are individually owned and operated, recent years have seen the emergence of several major corporations, which own the top ski areas. These larger owners generally have a competitive advantage over the individual operator, as they typically have better access to the capital markets and are able to generate synergies within their resort operations which enhance profitability.

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

Item 3. Legal Proceedings.

On June 9, 2004, Robert Lewis (“Lewis”) filed a class and derivative action in the Court of Chancery of the State of Delaware In and For New Castle County captioned Robert Lewis v. Gary D. Engle, James A. Coyne, et al. (Docket No. CA497-N) (the “Complaint”).  The Complaint named Semele, Equis II Corporation (“Equis II”), AFG ASIT Corporation, PLM MILPI Holdings LLC, Gary D. Engle (“Engle”), and James A. Coyne (“Coyne”) as defendants (collectively, the “Defendants”). AFG ASIT Corporation was the Managing Trustee of the Trust and is the Manager of the Liquidating Trust.

The Lewis action was brought on behalf of a purported class consisting of the former beneficiaries of the Trust, who are currently beneficiaries of the Liquidating Trust. The Complaint alleged breaches of fiduciary duty and self-dealing in connection with the liquidation of the Trust, amendments to the governing Trust Agreement of the Trust and the sale of certain of the Trust’s assets to PLM. The Complaint was in two counts, one alleging a lack of entire fairness in connection with certain asset sales and the amendments and the second alleging a breach of the duty of disclosure with regard to the Consent Solicitation Statement issued in connection with the solicitation of votes on the proposed sale and amendments. The Complaint sought: 1) class certification; 2) preliminary and permanent injunctions against the consent solicitation and the proposed sale and amendments; and 3) damages in an unspecified amount payable to the purported class and the Liquidating Trust.

The Defendants and all related parties denied all allegations of liability or wrongdoing in the Complaint. After the Defendants answered the Complaint on September 15, 2004, the parties entered into negotiations that resulted in a settlement (the “Settlement”). The Stipulation of Settlement was signed by counsel for the parties on November 3, 2004 and provided, inter alia, for:

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

The Stipulation of Settlement stated that the Defendants do not admit any liability or wrongdoing. Following a hearing on December 29, 2004, the Chancery Court entered an Order approving the Settlement. At December 31, 2004, the Liquidating Trust had recorded the litigation settlement in the amount of $1.3 million as a receivable - other in the accompanying financial statements. On February 5, 2005, the Liquidating Trust received $1.3 million for payment of the litigation settlement receivable. The payment was net of $0.4 million of transaction costs incurred related to the lawsuit, which was paid directly to the attorneys.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Liquidating Trust’s Securities and Related Security Holder Matters.

(a) Market Information

There is no public market for the sale of the beneficial interests of the Liquidating Trust. The terms of the Liquidating Trust Agreement prohibit the transfer of ownership of the beneficial interest of the Liquidating Trust, except by will, intestate succession or operation of law.

(b) Approximate Number of Security Holders

At December 31, 2005, there were 1,943 record holders in the Liquidating Trust.

(c) Dividend History and Restrictions

Cash distributions are recorded when declared. During 2005, the Liquidating Trust declared and paid $2.8 million in cash distributions to the beneficial interest holders. No distributions were paid by the Liquidating Trust in 2004. The timing and amount of future distributions are dependent on the collection of the Liquidating Trust’s note and interest receivable from Kettle Valley USA LLC, the sale of its remaining assets and its ability to control expenditures.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated herein by reference to the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2005 Annual Report.

Item 7. Financial Statements

Incorporated herein by reference to the financial statements and included in the 2005 Annual Report.

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

Item 8b. Other Information

The Liquidating Trust reported the following information on Form 8-K during 2005.

The Liquidating Trust filed a Form 8-K with the United States Securities and Exchange Commission (“SEC”) on May 19, 2005 reporting under Item 2.01 (Completion of Acquisition or Disposition of Assets), that it had completed the sale of its limited liability company membership interests in EFG/Kettle Development LLC pursuant to the terms of the Equity Purchase Agreement dated December 31, 2004 and filed on Form 8-K on January 4, 2005 as Exhibit 10.2.

The Liquidating Trust also reported under Item 8.01 (Other Events), on Form 8-K with the SEC dated May 27, 2005 that the Liquidating Trust declared a $2.8 million distribution to the beneficial interest holders of the Liquidating Trust on that date to be paid on or before June 8, 2005. The distribution represented a return of a significant portion of the Liquidating Trust’s excess cash including proceeds received to date from the sale of EFG/Kettle Development LLC. The distribution was approximately $1.12 per Class A beneficial interest.

PART III

Item 9. Directors, Executive Officers, Promoter and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a-b) Identification of Directors and Executive Officers

The Liquidating Trust has no Directors or Officers. As indicated in Item 1, Wilmington Trust is the Trustee of the Liquidating Trust. Under the Liquidating Trust Agreement, the Trustee is solely responsible for the liquidation and dissolution of the Liquidating Trust's assets and the beneficiaries have no right to participate in the control of such operations. Upon the transfer of assets to the Liquidating Trust, Wilmington Trust was given the power and authority to delegate or re-assign the authority of the predecessor Trust’s Managing Trustee, AFG ASIT Corporation. AFG ASIT Corporation has been engaged by Wilmington Trust to assist it in the day-to-day management of the activities of the Liquidating Trust as the “Manager”. Wilmington Trust holds title to all the property in the Liquidating Trust and controls all the assets and cash disbursements. The names, titles and ages of the Directors and Executive Officers of the Manager as of February 24, 2006 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGER OF THE LIQUIDATING TRUST

Name	Title	Age	Term

Gary D. Engle	President, Chief Executive Officer and a Director of AFG ASIT Corporation	. 57	Until a successor is duly elected and qualified
.
Geoffrey MacDonald	Director of AFG ASIT Corporation	57	-

James A. Coyne	Senior Vice President of AFG ASIT Corporation	45	-

Richard K Brock .	Chief Financial Officer and Treasurer of AFG ASIT Corporation	43	-

Code of Ethics

A code of ethics was adopted which applies to all executive officers, directors and employees of AFG ASIT Corporation, a copy of which was filed as Exhibit 14 to Form 10-KSB for the year ended December 31, 2003.

(c) Identification of Certain Significant Persons

None.

(d) Family Relationship

No family relationship exists among any of the foregoing Directors or Executive Officers.

(e) Business Experience

Mr. Engle, age 57, is the President, Chief Executive Officer and a Director of AFG ASIT Corporation. Mr. Engle is also Chairman and Chief Executive Officer of Semele. Mr. Engle joined Equis Financial Group Limited Partnership (“EFG”) in 1990 and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle co-founded Cobb Partners Development, Inc., a real estate and mortgage banking company, where he was a principal from 1987 to 1989. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development organization owned by Walt Disney Company.

Mr. MacDonald, age 57, is a Director of AFG ASIT Corporation. Mr. MacDonald served as President of EFG and was a co-founder of EFG’s predecessor, American Finance Group, which was established in 1980. Prior to co-founding American Finance Group, Mr. MacDonald held various positions in the equipment leasing industry and the pharmaceutical industry with Eli Lilly & Company.

Mr. Coyne, age 45, is the Senior Vice President of AFG ASIT Corporation. Mr. Coyne is the President and Chief Operating Officer of Semele. Mr. Coyne joined EFG in 1989 and remained with the company until May 1993 when he resigned to join the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. Mr. Coyne remained with the Raymond Company until November 1994 when he re-joined EFG.

Mr. Brock, age 43, became Chief Financial Officer and Treasurer of AFG ASIT Corporation in 2002. Mr. Brock is also the Chief Financial Officer of PLM International, Inc. Mr. Brock has been associated with PLM International, Inc. for over fourteen years holding positions including Chief Financial Officer and Corporate Controller.

(f) Involvement in Certain Legal Proceedings

On June 9, 2004, Robert Lewis (“Lewis”) filed a class and derivative action in the Court of Chancery of the State of Delaware In and For New Castle County captioned Robert Lewis v. Gary D. Engle, James A. Coyne, et al. (Docket No. CA497-N) (the “Complaint”).  The Complaint named Semele, Equis II Corporation (“Equis II”), AFG ASIT Corporation, PLM MILPI Holdings LLC, Gary D. Engle (“Engle”), and James A. Coyne (“Coyne”) as defendants (collectively, the “Defendants”). AFG ASIT Corporation was the Managing Trustee of the Trust and is the Manager of the Liquidating Trust.

The Lewis action was brought on behalf of a purported class consisting of the former beneficiaries of the Trust, who are currently beneficiaries of the Liquidating Trust. The Complaint alleged breaches of fiduciary duty and self-dealing in connection with the liquidation of the Trust, amendments to the governing Trust Agreement of the Trust and the sale of certain of the Trust’s assets to PLM. The Complaint was in two counts, one alleging a lack of entire fairness in connection with certain asset sales and the amendments and the second alleging a breach of the duty of disclosure with regard to the Consent Solicitation Statement issued in connection with the solicitation of votes on the proposed sale and amendments. The Complaint sought: 1) class certification; 2) preliminary and permanent injunctions against the consent solicitation and the proposed sale and amendments; and 3) damages in an unspecified amount payable to the purported class and the Liquidating Trust.

The Defendants and all related parties denied all allegations of liability or wrongdoing in the Complaint. After the Defendants answered the Complaint on September 15, 2004, the parties entered into negotiations that resulted in a settlement (the “Settlement”). The Stipulation of Settlement was signed by counsel for the parties on November 3, 2004 and provided, inter alia, for:

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

The Stipulation of Settlement stated that the Defendants do not admit any liability or wrongdoing. Following a hearing on December 29, 2004, the Chancery Court entered an Order approving the Settlement. At December 31, 2004, the Liquidating Trust recorded the litigation settlement in the amount of $1.3 million as a receivable - other in the accompanying financial statements. On February 5, 2005, the Liquidating Trust received $1.3 million for payment of the litigation settlement receivable. The payment was net of $0.4 million of transaction costs incurred related to the lawsuit, which was paid directly to the attorneys.

Item 10. Executive Compensation.

(a) Cash Compensation

The Liquidating Trust has no employees; however, it is managed pursuant to the Liquidating Trust Agreement with Wilmington Trust Company as Trustee. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Liquidating Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement. The Liquidating Trust paid the Trustee approximately $13,000 for its services provided for the each of the years ended December 31, 2005 and 2004, respectively. In conjunction with the Liquidating Trust Agreement, the Trustee engaged AFG ASIT Corporation as the Manager to assist in the day-to-day management of the Liquidating Trust. The Manager was paid approximately $41,000 and $0 for its services for the years ended December 31, 2005 and 2004, respectively.

(b) Compensation Pursuant to Plans

None.

(c) Other Compensation

Although the Liquidating Trust has no employees, as discussed in Item 9(a), pursuant to section 5.3 of the Liquidating Trust Agreement, the Liquidating Trust may incur a charge for the personnel costs of AFG ASIT Corporation for persons engaged in providing administrative services to the Liquidating Trust, if needed.

(d) Stock Options and Stock Appreciation Rights.

Not applicable.

(e) Long-Term Incentive Plan Awards Table.

Not applicable.

(f) Defined Benefit or Actuarial Plan Disclosure.

Not applicable.

(g) Compensation of Directors

None.

(h) Termination of Employment and Change of Control Arrangement

There exists no remuneration plan or arrangement with the Trustee or the Manager or its affiliates, which results or may result from their resignation, retirement or any other termination.

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

As of February 24, 2006, the following person or group owns more than 5% of the Beneficial Interest in the Liquidating Trust:

Title	Name and	Amount of	Percent
of	Address of	Beneficial	of
Class	Beneficial Owner	Ownership	Class

Former Class B	Semele Group, Inc.
Beneficiary Interests	200 Nyala Farms	3,019,220 Interests	99.82%
.	Westport, CT 06880

Gary D. Engle is Chairman and Chief Executive Officer of Semele. James A. Coyne is Semele's President and Chief Operating Officer. Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own a controlling interest in Semele. Semele owns the Manager, AFG ASIT Corporation.

No person or group is known by the Trustee to own beneficially more than 5% of the Former Beneficial Class A Interest as of February 24, 2006. As of February 24, 2006, Semele owns the Former Special Beneficial Interest of the Trust.

See Item 9 and Item 12 of this report. The ownership and organization of AFG ASIT Corporation is described in Item 1 of this report.

Item 12. Certain Relationships and Related Transactions.

The Manager of the Liquidating Trust is AFG ASIT Corporation, an affiliate of Semele.

(a) Transactions with Management and Others

All operating expenses incurred by the Liquidating Trust are disbursed by Wilmington Trust on behalf of the Liquidating Trust. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Liquidating Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement. The Liquidating Trust paid the Trustee approximately $13,000 for its services for the year ended December 31, 2005. In conjunction with the Liquidating Trust Agreement, the Trustee engaged AFG ASIT Corporation as the Manager to assist in the day-to-day management of the Liquidating Trust. The Manager was paid approximately $41,000 and $0 for its services for the years ended December 31, 2005 and 2004, respectively.

(b) Certain Business Relationships

None.

(c) Indebtedness of Manager to the Liquidating Trust

None.

(d) Transactions with Promoters

Not applicable.

Item 13. Exhibits and Reports on Form 8-K.

(a) Documents filed as part of this report:

(1) Financial Statements:

Statements of Net Assets in Liquidation as of December 31, 2005 and 2004	*

Statements of Changes in Net Assets in Liquidation for the period from inception (December 31, 2004) through December 31, 2005	*

Notes to the Financial Statements	*

* Included herein by reference from the appropriate portion of the 2005 Annual Report to the Participants for the year ended December 31, 2005 (see Part II).

(2) Exhibits:

(a) Except as set forth below, all Exhibits to Form 10-KSB, as set forth in Item 601 of Regulation S-B, are not applicable.

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

10.2
Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development LLC dated December 31, 2004 was filed on Form 8-K dated January 4, 2005 as Exhibit 10.2 and is incorporated by reference.

10.3
Extension of the Closing Date of Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development LLC dated February 4, 2005 was filed on Form 10-KSB for the year ended December 31, 2004 as Exhibit 10.3 and is incorporated by reference.

10.4
Extension of the Closing Date of Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development LLC dated March 14, 2005 was filed on Form 10-KSB for the year ended December 31, 2004 as Exhibit 10.4 and is incorporated by reference.

13
The 2005 Annual Report to the Participants, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

14	Code of Ethics was filed in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on April 8, 2004 as Exhibit 14 and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is included herein.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is included herein.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is included herein.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is included herein.

(b) Other Exhibits

None

(c) Financial Statement Schedules

None

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional service rendered by the Liquidating Trust and Trust's principal accountant for the review of the quarterly financial statements and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $0 and $0.2 million, respectively.

Audit-Related Fees, Tax Fees & All Other Fees

There were no other fees billed by the principal accountant for professional services for the years ended December 31, 2005 and 2004, respectively.

Recommendation of the Board

The audit committee of the parent company of the Managing Trustee acts as the Liquidating Trust’s audit committee. All of the services for the fiscal years ended December 31, 2005 and 2004, respectively, if any, described above in this Item 14 were approved in advance by the audit committee of the parent company of the Managing Trustee.

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

AFG Investment Trust C Liquidating Trust

By: AFG ASIT Corporation, a Massachusetts corporation and the Manager of the Liquidating Trust.

By: /s/ Gary D. Engle
Gary D. Engle
President and a Director
of AFG ASIT Corporation
(Principal Executive Officer)
Date: February 24, 2006

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer
of AFG ASIT Corporation
(Principal Financial and Accounting Officer)
Date: February 24, 2006

Exhibit
Number

2	Plan of Complete Liquidation and Dissolution, dated as of December 31, 2005, between AFG ASIT Corporation and AFG Investment Trust C	*

10.1	Liquidating Trust Agreement dated as of December 31, 2004, between AFG ASIT Corporation and AFG Investment Trust C	*

10.2	Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development LLC dated December 31, 2004	*

10.3
Extension of the Closing Date of Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development LLC dated February 4, 2005
		*

10.4
Extension of the Closing Date of Equity Purchase Agreement among the AFG Investment Trust C, AFG Investment Trust D, Kettle Valley USA LLC, Equis II Corporation and EFG/Kettle Development LLC dated March 14, 2005
		*

13	The 2005 Annual Report to the Participants	16

14	Code of Ethics	*

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	38

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	39

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	40

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	41
_______________________________________________
* Incorporated by reference.

Exhibit 13

AFG INVESTMENT TRUST C LIQUIDATING TRUST

2005 Annual Report to the Participants

AFG INVESTMENT TRUST C LIQUIDATING TRUST

INDEX TO ANNUAL REPORT TO THE PARTICIPANTS

Page
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	18

FINANCIAL STATEMENTS:

STATEMENTS OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 31, 2005 AND 2004	26

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE PERIOD FROM INCEPTION
(DECEMBER 31, 2004) THROUGH DECEMBER 31, 2005	27

NOTES TO FINANCIAL STATEMENTS	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Certain statements in this annual report of AFG Investment Trust C Liquidating Trust (the “Liquidating Trust”), that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Liquidating Trust's note and interest receivable, the realization of sales proceeds from the Liquidating Trust's remaining assets, estimated costs to liquidate the Liquidating Trust and future economic conditions.

Overview

On December 31, 2004, the Liquidating Trust was established for the purpose of liquidating the remaining assets and liabilities of AFG Investment Trust C (the “Trust”). Effective December 31, 2004, the Trust also entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with Wilmington Trust Company (“Wilmington Trust” or “Trustee”), as trustee of the Liquidating Trust. In conjunction with the Liquidating Trust Agreement, the Trustee has engaged AFG ASIT Corporation as the manager (the “Manager”) to assist in the day-to-day management of the Liquidating Trust. At December 31, 2004, each unitholder of the Trust received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder’s Trust units. Distributions and income allocated to the beneficial interest holders of the Liquidating Trust are the same as if the Trust still existed.

The Trust was originally organized as a Delaware business trust in August 1992. Participant’s capital initially consisted of contributions from the Managing Trustee of the Trust, AFG ASIT Corporation, and the Special Beneficiary, Equis Financial Group Limited Partnership (“EFG”).

On December 31, 2004, the Trust completed its liquidation and dissolution pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan”), adopted as of that date, in accordance with a proxy solicitation dated June 2, 2004 directing the implementation of the Plan, which provided that the Trust would commence liquidation and dissolution, followed by the termination of its Certification of Trust. On December 31, 2004, the Trust filed a Certificate of Cancellation with the Secretary of State of Delaware.

The Plan provides that AFG ASIT Corporation, not in its individual capacity but solely as the Manager, shall use its best efforts to wind up the Liquidating Trust, including, but not limited to, the sale of its remaining assets, the collection of any receivables and payment of unsatisfied debts, claims, liabilities, commitments, suits and other obligations, whether contingent or fixed by December 31, 2006. This date may be extended under certain circumstances.

In accordance with the Plan and the Liquidating Trust Agreement, the Trust transferred all of its remaining cash and non-cash assets and all of its remaining liabilities to the Liquidating Trust. Upon the transfer of assets to the Liquidating Trust, Wilmington Trust was given the power and authority to delegate or re-assign the Managing Trustee’s authority. AFG ASIT Corporation does not control the assets of the Liquidating Trust. Wilmington Trust holds title to all the property in the Liquidating Trust and controls cash disbursements.

Critical Accounting Policies and Estimates

The Manager believes the following critical accounting policies are subject to significant judgments and estimates used in the preparation of these financial statements.

Liquidation Accounting

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts less costs to sell and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Liquidating Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Manager, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be material differences between the assumptions and the actual results because events and circumstances do not occur as expected. Those differences, if any, could result in material changes in the net assets reflected in the Statement of Net Assets in Liquidation.

Contingencies

Accrued liabilities, which include an estimate of expenses to liquidate the Liquidating Trust, require assumptions by management. There may be material differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. These differences, if any, could result in a material change in the net assets recorded in the Statement of Net Assets in Liquidation.

Liquidation Distributions

The Trustee of the Liquidating Trust will make liquidating distributions to the beneficiaries of the Liquidating Trust using the “pro rata beneficial interest” in the Liquidating Trust, reflecting the type and amount of beneficial interest held in the respective predecessor Trust (i.e. Class A, Class B, Special Beneficiary, Managing Trustee). The amount of distributions and income allocated to the beneficial interest holders of the Liquidating Trust are the same as if the Trust still existed.

Cash distributions are recorded when declared. During 2005, the Liquidating Trust declared and paid $2.8 million in cash distributions to its respective beneficial interest holders. No distributions were paid by the Liquidating Trust in 2004. The timing and amount of future distributions are dependent on, among other factors, the collection of the Liquidating Trust’s note and interest receivable from Kettle Valley USA LLC, the sale of its remaining assets and its ability to control expenditures.

In the event that AFG ASIT Corporation, Managing Trustee of the predecessor Trust, has a deficit balance in its capital account, it shall pay to the Liquidating Trust in cash an amount equal to the deficit balance in its tax capital account by the end of such taxable year. Upon dissolution of the Liquidating Trust, the amount paid by the AFG ASIT Corporation shall be used to pay to recourse creditors of the Liquidating Trust or distributed to the Liquidating Trust Beneficiaries in accordance with their positive tax capital accounts. At December 31, 2005, AFG ASIT Corporation had a positive capital account balance of $0.1 million.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). This position provides guidance under FASB Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Liquidating Trust does not have accumulated income earned abroad and the Jobs Act and the FSP No. 109-2 does not have any effect on the Liquidating Trust's financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 did not affect the Liquidating Trust’s financial statements for the year ended December 31, 2005.

Minority Interest Investments

The Liquidating Trust had minority interest investments in its real estate operations. These minority interest investments are carried at net realizable value less cost to sell in accordance with the liquidation basis of accounting. The financial position and liquidity of these companies could have a material impact to the Liquidating Trust. A description of the Liquidating Trust’s minority interest investments and a brief summary of their financial position are summarized below:

The Liquidating Trust had minority interest investments in the following entities as of December 31, 2005 and 2004, respectively (in thousands of dollars):

	December 31, 2005	December 31, 2004
Interest in EFG/Kettle Development LLC	$-	$2,530
Interests in EFG Kirkwood LLC and EFG Palisades LLC	1,682	1,682
Interest in C & D IT LLC	1,077	1,077
Total	$2,759	$5,289

EFG/Kettle Development LLC

The Liquidating Trust and AFG Investment Trust D Liquidating Trust’s (“Liquidating Trust D”) owned 51% and 49%, respectively, of EFG/Kettle Development LLC, which owns a non-controlling 49.9% indirect ownership interest in Kettle Valley Limited Partnership which is a real estate developer in Kelowna, British Columbia in Canada. Kettle Valley Limited Partnership has historically operated at a net loss and has sustained negative cash flows from operations. As of December 31, 2004 the company had $24.0 million in current assets, including $20.1 million of land under development

In May 2005, the Liquidating Trust completed the sale of its limited liability company membership interests in EFG/Kettle Development LLC pursuant to the terms of the Equity Purchase Agreement dated December 31, 2004, among the Trust, AFG Investment Trust D (“Trust D”), Kettle Valley USA LLC (“KVUSA”), and PLM International Inc. (“PLM”), an affiliate of the Manager of the Trust, pursuant to which, at closing, KVUSA and PLM International, Inc. acquired all of the Liquidating Trust’s and Liquidating Trust D’s membership interests in EFG/Kettle Development LLC.

At December 31, 2004 the Liquidating Trust had a receivable due from Kettle Valley Limited Partnership in the amount of $0.4 million which represented amounts advanced to Kettle Valley Limited Partnership to fund its operations. The receivable was paid in full in 2005.

EFG Kirkwood LLC and EFG Palisades LLC

EFG Kirkwood LLC (“EFG Kirkwood”) and EFG Palisades LLC (“EFG Palisades”) (collectively, “EFG Kirkwood & Palisades”) were formed for the purpose of acquiring a minority interest investments in two ski resorts and a land development company. EFG Kirkwood’s investments consist of an interest in two ski resorts and related real estate and development assets and operations: Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs LLC (“Mountain Springs”). EFG Kirkwood has no other significant assets other than its interest in the ski resorts and related subsidiaries. EFG Palisades’ investment consists of an interest in a land development company, Kirkwood Palisades LLC (“Kirkwood Palisades”). EFG Palisades has no other significant assets other than its interest in the real estate development Kirkwood Palisades.

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

At December 31, 2005, Mountain Resort had current assets of approximately $12.8 million, which consisted of cash of $7.5 million, accounts receivable of $2.0 million, and inventory and other assets of $3.3 million. Long-term assets consisted primarily of buildings, equipment and real estate totaling $38.7 million.

Liabilities were approximately $29.3 million, which consisted primarily of long-term senior notes and affiliated debt.

Mountain Resorts did not pay dividends in the 2005 or in 2004 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

Mountain Springs: Mountain Springs, through a wholly owned subsidiary, owns a controlling interest in DSC/Purgatory LLC (“Purgatory”) in Durango, Colorado. Purgatory is a ski and mountain recreation resort covering 2,500 acres, situated on 40 miles of terrain with 75 ski trails. Mountain Springs also owns 51% of Durango Mountain Land Company, which owns 500 acres of real estate under development, which will develop, and otherwise operate this real estate. Mountain Spring's primary cash flows come from its ski operations during the ski season, which is heavily dependent on snowfall. Additional cash flow is provided by its real estate development activities and by the resort’s summer recreational programs. When out of season, operations are funded by available cash and through the use of a $3.5 million dollar line of credit. The line of credit was renewed in October 2005 for an additional year.

At December 31, 2004, EFG Kirkwood guaranteed the payment of obligations under the revolving line of credit between Purgatory and a third party lender. Another shareholder in Purgatory also guaranteed this line of credit. In 2005, the lender released EFG Kirkwood of its obligations under this guarantee. EFG Kirkwood did not make any payments under the guarantee prior to the release.

At December 31, 2005, Mountain Springs had current assets of $5.8 million, which consisted of cash of $2.4 million, accounts receivable of $1.6 million and inventories and other assets totaling $1.8 million. Long-term assets consist primarily of buildings, equipment and real estate totaling approximately $38.8 million.

Liabilities totaled approximately $32.8 million at December 31, 2005 and consisted primarily of debt and notes outstanding.

Mountain Springs did not pay dividends in 2005 or in 2004 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

Kirkwood Palisades: Kirkwood Palisades is primarily a land development company, developing utilities and roadways to, and selling single family homesites within Kirkwood Mountain Resort.

At December 31, 2005, Kirkwood Palisades had total assets of $4.2 million, which consisted of cash of $0.8 million, development held for sale of $0.9 million and $2.5 million of land under development.

Liabilities were approximately $2.6 million, which consisted primarily of note payable of $2.0 million and deferred gain on sale of development of $0.6 million.

Kirkwood Palisades did not pay dividends in the 2005 or in 2004 and does not anticipate paying dividends in the near future until cash flow from operations and land sales are sufficient to support operations.

Mountain Springs, Mountain Resort and Kirkwood Palisades are subject to a number of risks, including weather-related risks and the risks associated with real estate development and resort ownership. The ski resort business is seasonal in nature and insufficient snow during the winter season can adversely affect the profitability of a given resort. Many operators of ski resorts have greater resources and experience in the industry than the Liquidating Trust, its affiliates and its joint venture partners. The Liquidating Trust's involvement in real estate development also introduces financials risk, including the potential need to borrow funds to develop the real estate projects, in which a tightening credit environment, could limit or reduce its ability to secure adequate credit facilities at a time when they might be needed in the future.

C & D IT LLC

The Liquidating Trust and Liquidating Trust D each own 50% of C & D IT LLC, to which the Trust and Trust D each contributed $1.0 million, for a combined 13% interest in the BMIF/BSLP II Rancho Malibu Limited Partnership (“Rancho Malibu LP”). Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. Through December 31, 2005, Rancho Malibu remains under development and all costs have been capitalized to the development. Rancho Malibu did not pay dividends in the 2005 or in 2004 and does not anticipate paying dividends in the foreseeable future until cash flow from operations and residential sales are sufficient to support operations.

C & D IT LLC did not pay or declare any dividends in 2005 or 2004 and none are expected for the foreseeable future.

The Manager anticipates difficulty in selling the Liquidating Trust’s minority interest in EFG Kirkwood & Palisades and C & D IT LLC due to lack of control and a lack of marketability of its ownership interest. There is a lack of liquidity associated with the ownership of a minority interest investment as compared to ownership of the total business entity. The Liquidating Trust does not have the power to control day-to-day operations, set long-term strategy, declare distributions, or compel a sale or liquidation of the resorts, land or other real estate holdings. There is no ready market to sell the Liquidating Trust’s ownership interest in EFG Kirkwood & Palisades or C & D IT LLC. Lack of marketability detracts from the value of the ownership interesting EFG Kirkwood & Palisades and C & D IT LLC when compared to one that is readily marketable.

Commitments and Contingencies

On June 9, 2004, Robert Lewis (“Lewis”) filed a class and derivative action in the Court of Chancery of the State of Delaware In and For New Castle County captioned Robert Lewis v. Gary D. Engle, James A. Coyne, et al. (Docket No. CA497-N) (the “Complaint”).  The Complaint named Semele, Equis II Corporation (“Equis II”), AFG ASIT Corporation, PLM MILPI Holdings LLC, Gary D. Engle (“Engle”), and James A. Coyne (“Coyne”) as defendants (collectively, the “Defendants”). AFG ASIT Corporation was the Managing Trustee of the Trust and is the Manager of the Liquidating Trust.

The Lewis action was brought on behalf of a purported class consisting of the former beneficiaries of the Trust, who are currently beneficiaries of the Liquidating Trust. The Complaint alleged breaches of fiduciary duty and self-dealing in connection with the liquidation of the Trust, amendments to the governing Trust Agreement of the Trust and the sale of certain of the Trust’s assets to PLM. The Complaint was in two counts, one alleging a lack of entire fairness in connection with certain asset sales and the amendments and the second alleging a breach of the duty of disclosure with regard to the Consent Solicitation Statement issued in connection with the solicitation of votes on the proposed sale and amendments. The Complaint sought: 1) class certification; 2) preliminary and permanent injunctions against the consent solicitation and the proposed sale and amendments; and 3) damages in an unspecified amount payable to the purported class and the Liquidating Trust.

The Defendants and all related parties denied all allegations of liability or wrongdoing in the Complaint. After the Defendants answered the Complaint on September 15, 2004, the parties entered into negotiations that resulted in a settlement (the “Settlement”). The Stipulation of Settlement was signed by counsel for the parties on November 3, 2004 and provided, inter alia, for:

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

The Stipulation of Settlement stated that the Defendants do not admit any liability or wrongdoing. Following a hearing on December 29, 2004, the Chancery Court entered an Order approving the Settlement. At December 31, 2004, the Liquidating Trust recorded the litigation settlement in the amount of $1.3 million as a receivable - other in the accompanying financial statements. On February 5, 2005, the Liquidating Trust received $1.3 million for payment of the litigation settlement receivable. The payment was net of $0.4 million of transaction costs incurred related to the lawsuit, which was paid directly to the attorneys.

The Liquidating Trust is subject to various claims and proceedings in the normal course of the liquidation and dissolution of the assets of the Trust. The Manager believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Liquidating Trust or its results of operations.

Results of Operations

As the Liquidating Trust was formed on December 31, 2004, the Liquidating Trust has had only one year of operations.

The following table presents liquidation value increases and decreases for the year ended December 31, 2005 (in thousands of dollars):

Increase in equipment’s net realizable value	$48
Decrease in estimated costs to liquidate	152

Total increase in liquidation value	$200

Liquidation values for the Liquidating Trust increased $0.2 million during 2005 as a result of the following:

(i) The net realizable value of the Liquidating Trust’s equipment increased $48,000 due to lease receipts received in 2005 related to this equipment and the actual sale proceeds being greater than the amount estimated at December 31, 2004;

(ii) Liquidation costs decreased $0.2 million due to actual general and administrative costs being less than estimated.

Liquidity and Capital Resources

The Liquidating Trust had $1.2 million in cash as of December 31, 2005.

Lease receivables and receivables - affiliates decreased $0.2 million or 100% in 2005 due to the collection of all lease receivables.

The Liquidating Trust’s receivable - other decreased $1.3 million or 100%. As of December 31, 2004, the Liquidating Trust had a Receivable - other in the amount of $1.3 million which represented a litigation settlement receivable. In 2005, the Liquidating Trust received $1.3 million for payment of the litigation settlement receivable.

During 2005, the Liquidating Trust received full payment of the receivable due from Kettle Valley Development Limited Partnership in the amount of $0.4 million.

The Liquidating Trust owned a 51% equity investment in of EFG/Kettle Development LLC, which owns a non-controlling 49.9% indirect ownership interest in Kettle Valley Development Limited Partnership which is a real estate developer in Kelowna, British Columbia in Canada. In May 2005, the Liquidating Trust sold its interest in EFG/Kettle Development LLC for $2.5 million. The Liquidating Trust received cash proceeds of $1.2 million and was issued a note receivable from KVUSA in the amount of $1.3 million. The note receivable matures in May 2006, one year from the date the sale of EFG/Kettle Development LLC was completed, and bears interest at 7% per annum, compounded quarterly. Interest is accrued and payable on the maturity date. In 2005, the Liquidating Trust received a prepayment on its note receivable from KVUSA in the amount of $0.1 million. As of December 31, 2005, the interest receivable on the note receivable from KVUSA was $0.1 million.

The Liquidating Trust has equity investments in EFG Kirkwood & Palisades with an estimated net realizable value of $1.7 million at both December 31, 2005 and 2004. EFG Kirkwood & Palisades operates in the real estate operating segment. The investment is carried at net realizable value less cost to sell which is based on the opinion of the Liquidating Trust's managers using data, reasoning and analysis of prevailing market conditions of similar assets, data from recent purchases, independent third party valuations and discounted cash flows.

The Liquidating Trust has an equity investment in C & D IT LLC with an estimated net realizable value of $1.1 million at both December 31, 2005 and 2004, to which the Trust and Trust D each had contributed $1.0 million, for a combined 13% interest in the BMIF/BSLF II Rancho Malibu Limited Partnership (“Rancho Malibu LP”). Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”. The investment is carried at net realizable value less cost to sell of $1.1 million, which is based on the opinion of the Liquidating Trust's managers using data, reasoning and analysis of prevailing market conditions of similar assets, data from recent purchases, independent third party valuations and discounted cash flows.

The Manager anticipates difficulty in selling the Liquidating Trust’s minority interest in EFG Kirkwood & Palisades and C & D IT LLC due to lack of control and a lack of marketability of its ownership interest. There is a lack of liquidity associated with the ownership of a minority interest investment as compared to ownership of the total business entity. The Liquidating Trust does not have the power to control day-to-day operations, set long-term strategy, declare distributions, or compel a sale or liquidation of the resorts, land or other real estate holdings. There is no ready market to sell the Liquidating Trust’s ownership interest in EFG Kirkwood & Palisades or C & D IT LLC. Lack of marketability detracts from the value of the ownership interesting EFG Kirkwood & Palisades and C & D IT LLC when compared to one that is readily marketable.

In 2005, the Liquidating Trust sold its remaining equipment. The equipment was on a month-to-month lease with an unrelated third party. The Liquidating Trust received $37,000 in lease receipts during 2005 and received proceeds of $0.1 million at the time of the sale. At December 31, 2004, the Liquidating Trust’s estimated the net realizable value of the equipment to be $49,000.

Accrued liabilities decreased of $0.5 million or 54% due to the payment of $0.3 million of the liabilities and $0.2 million due to a reduction in the estimated costs to liquidate the Liquidating Trust.

During 2005, the Liquidating Trust paid $2.8 million in cash distributions to the beneficial interest holders. No distributions were paid by the Liquidating Trust in 2004. The timing and amount of future distributions are dependent on, among other factors, the collection of the Liquidating Trust’s note and interest receivable from Kettle Valley USA LLC, the sale of its remaining assets and its ability to control costs.

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

Outlook for the Future

The Liquidating Trust intends to conduct the sale of the Liquidating Trust’s assets in an orderly manner. It is difficult to predict the timing of the sale of the remaining assets. For instance, under current market conditions it may be difficult to sell the Liquidating Trust’s minority interest in EFG Kirkwood & Palisades, a resort business. Adverse market conditions may have a negative impact on the proceeds that may be realized from such asset sales. The Trustee may determine it is in the beneficial interest holders’ interest to delay the sale of assets until market conditions improve or until real estate developments are closer to being able to start construction.

Several other factors may affect the Liquidating Trust’s operating performance through the remainder of 2006 including:

-changes in financial condition of Kettle Valley USA LLC (“KVUSA”) from which the Liquidating Trust has a note and interest receivable due.
-changes in the real estate markets in which the Liquidating Trust has ownership interest.

The future outlook for the different operating segments of the Liquidating Trust is as follows:

Note Receivable from Kettle Valley USA LLC

The Liquidating Trust was issued a note receivable from KVUSA in the amount of $1.3 million in the connection of the sale of the Liquidating Trust’s interest in EFG/Kettle Development LLC. The note receivable matures in May 2006, one year from the date the sale of EFG/Kettle Development LLC was completed, and bears interest at 7% per annum, compounded quarterly. Interest is accrued and payable on the maturity date. The Liquidating Trust does not anticipate any collection problems with respect to its note receivable from KVUSA and as such has not considered it necessary to adjust the net realizable value of the note receivable. However, there is no assurance that the note and interest receivable will be collected or that the financial condition of KVUSA will not deteriorate. The Manager will continue to evaluate and monitor the collectibility of the note receivable and the financial condition of Kettle Valley USA LLC to determine if an adjustment to the net realizable value may become appropriate.

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

The Liquidating Trust does not anticipate receiving dividend distributions from the real estate investments in the foreseeable future.

The Manager anticipates difficulty in selling the Liquidating Trust’s minority interest in EFG Kirkwood & Palisades and C & D IT LLC due to lack of control and a lack of marketability of its ownership interest. There is a lack of liquidity associated with the ownership of a minority interest investment as compared to ownership of the total business entity. The Liquidating Trust does not have the power to control day-to-day operations, set long-term strategy, declare distributions, or compel a sale or liquidation of the resorts, land or other real estate holdings. There is no ready market to sell the Liquidating Trust’s ownership interest in EFG Kirkwood & Palisades or C & D IT LLC. Lack of marketability detracts from the value of the ownership interesting EFG Kirkwood & Palisades and C & D IT LLC when compared to one that is readily marketable.

AFG ASIT Corporation

In accordance with the Liquidating Trust Agreement, upon the dissolution of the Liquidating Trust, AFG ASIT Corporation will be required to contribute to the Liquidating Trust an amount equal to any negative capital balance, which may exist in the Managing Trustee’s capital account. At December 31, 2005, AFG ASIT Corporation had a positive capital account and was not required to make any contributions to the Liquidating Trust. No such requirement exists with respect to the Special Beneficiary, Class A or Class B interests.

AFG INVESTMENT TRUST C LIQUIDATING TRUST
(A Trust)
STATEMENTS OF NET ASSETS IN LIQUIDATION
AS OF DECEMBER 31,
(in thousands of dollars)

	2005	2004
ASSETS

Cash and cash equivalents	$1,173	$1,116
Lease receivables and receivables - affiliates	-	164
Receivable - other	-	1,275
Due from Kettle Valley Limited Partnership	-	421
Interest in EFG/Kettle Development LLC	-	2,530
Note receivable from Kettle Valley USA LLC	1,237	-
Interest receivable from Kettle Valley USA LLC	59	-
Interest in EFG Kirkwood LLC and EFG Palisades LLC	1,682	1,682
Interest in C & D IT LLC	1,077	1,077
Equipment	-	49

Total assets	$5,228	$8,314

LIABILITIES AND NET ASSETS IN LIQUIDATION

Accrued liabilities	$420	$906

Net assets in liquidation	$4,808	$7,408

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C LIQUIDATING TRUST
(A Trust)
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Period from inception (December 31, 2004) through December 31, 2005
(in thousands of dollars)

Net assets at December 31, 2004 (inception)	$-

Transfer of net assets in liquidation	7,408

Net assets at December 31, 2004	7,408

Distributions	(2,800)

Net increase in assets in liquidation	200

Net assets in liquidation at December 31, 2005	$4,808

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST C LIQUIDATING TRUST
(A Trust)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

On December 31, 2004, AFG Investment Trust C Liquidating Trust (the “Liquidating Trust”) was established for the purpose of liquidating the remaining assets and liabilities of AFG Investment Trust C (the “Trust”). Effective December 31, 2004, the Trust also entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with Wilmington Trust Company (“Wilmington Trust” or “Trustee”), as trustee of the Liquidating Trust. In conjunction with the Liquidating Trust Agreement, the Trustee has engaged AFG ASIT Corporation as the manager (the “Manager”) to assist in the day-to-day management of the Liquidating Trust. At December 31, 2004, each unitholder of the Trust received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder’s Trust units. The amount of distributions and income allocated to the beneficial interest holders of the Liquidating Trust are the same as if the Trust still existed.

The Trust was originally organized as a Delaware business trust in August 1992. Participant’s capital initially consisted of contributions from the Managing Trustee of the Trust, AFG ASIT Corporation, and the Special Beneficiary, Equis Financial Group Limited Partnership (“EFG”).

On December 31, 2004, the Trust completed its liquidation and dissolution pursuant to a Plan of Complete Liquidation and Dissolution (the “Plan”), adopted as of that date, in accordance with a proxy solicitation dated June 2, 2004 directing the implementation of the Plan, which provided that the Trust would commence liquidation and dissolution, followed by the termination of its Certification of Trust. On December 31, 2004, the Trust filed a Certificate of Cancellation with the Secretary of State of Delaware.

The Plan provides that AFG ASIT Corporation, not in its individual capacity but solely as the Manager, shall use its best efforts to wind up the Liquidating Trust, including, but not limited to, the sale of its remaining assets, the collection of any receivables and payment of unsatisfied debts, claims, liabilities, commitments, suits and other obligations, whether contingent or fixed by December 31, 2006. This date may be extended under certain circumstances.

In accordance with the Plan and the Liquidating Trust Agreement, the Trust transferred all of its remaining cash and non-cash assets and all of its remaining liabilities to the Liquidating Trust. Upon the transfer of assets to the Liquidating Trust, Wilmington Trust was given the power and authority to delegate or re-assign the Managing Trustee’s authority. AFG ASIT Corporation does not control the assets of the Liquidating Trust. Wilmington Trust holds title to all the property in the Liquidating Trust and controls cash disbursements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The accompanying financial statements have been prepared on the liquidation basis of accounting in accordance with accounting principles generally accepted in the Unites States of America. The carrying values of the assets are presented at net realizable amounts less costs to sell and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation. This requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from these estimates. These differences, if any, would result in a change in the net assets in liquidation in the Statements of Net Assets in Liquidation.

Liquidation Accounting

The assets of the Liquidating Trust are reported at their net realizable values that include residual sales proceeds less any costs to sell. The Liquidating Trust does not have signed commitments or binding contracts to sell its interest in EFG Kirkwood LLC or its interest in C & D IT LLC at the reported net realizable value. The estimates of the fair value for these assets are based on the opinion of the Liquidating Trust's Manager using data, reasoning and analysis of prevailing market conditions of similar data from recent purchases, independent third party valuations and discounted cash flows. These amounts are estimates and the actual net realizable value could differ materially from the estimated amounts.

The amounts reported for liabilities include all estimated expenses to conclude the operations of the Liquidating Trust.

The net adjustment required to convert from the going concern (historical cost) basis of accounting to the liquidation basis of accounting at December 31, 2004 was a decrease in net assets of $4.5 million and was recorded by the Trust prior to the transfer of net assets to the Liquidating Trust. Significant changes in the carrying value of assets and liabilities are summarized as follows (in thousands of dollars):

Adjustment of assets from historical costs	$(3,777)
Adjustment to accrued expenses	(724)

Total adjustment to liquidation basis	$(4,501)

Operations

The Trust, formed in August 1992, was initially organized for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. In 1998, the trust agreement was modified to permit the Trust to invest in assets other than capital equipment. AFG ASIT Corporation was the Managing Trustee of the Trust. On December 31, 2004, AFG ASIT Corporation filed a Registration Statement on Form 15-12G with the Securities and Exchange Commission with respect to the cancellation of the Trust.

The Liquidating Trust became effective on December 31, 2004. The Liquidating Trust was organized to liquidate all of the remaining assets and pay all remaining liabilities of the Trust. The remaining assets of the Liquidating Trust are managed, in accordance with the Plan and the Liquidating Trust Agreement by Wilmington Trust, as trustee of the Liquidating Trust. Wilmington Trust receives an annual management fee from the Liquidating Trust for managing the assets.

Liquidation Distributions

The Trustee of the Liquidating Trust will make liquidating distributions to the beneficiaries of the Liquidating Trust using the “pro rata beneficial interest” in the Liquidating Trust, reflecting the type and amount of beneficial interest held in the respective predecessor Trust (i.e. Class A, Class B, Special Beneficiary, Managing Trustee). The amount of distributions and income allocated to the beneficial interest holders of the Liquidating Trust are the same as if the Trust still existed.

Cash distributions are recorded when declared. During 2005, the Liquidating Trust declared and paid $2.8 million in cash distributions to its respective beneficial interest holders. No distributions were paid by the Trust in 2004. The timing and amount of future distributions are dependent on, among other factors, the collection of the Liquidating Trust’s note and interest receivable from Kettle Valley USA LLC (“KVUSA”), the sale of its remaining assets and its ability to control expenditures.

In the event that AFG ASIT Corporation, Managing Trustee of the predecessor Trust, has a deficit balance in its capital account, it shall pay to the Liquidating Trust in cash an amount equal to the deficit balance in its tax capital account by the end of such taxable year. Upon dissolution of the Liquidating Trust, the amount paid by the AFG ASIT Corporation shall be used to pay to recourse creditors of the Liquidating Trust or distributed to the Liquidating Trust Beneficiaries in accordance with their positive tax capital accounts. At December 31, 2005, AFG ASIT Corporation had a positive capital account balance of $0.1 million.

Cash and Cash Equivalents

The Liquidating Trust classifies as cash and cash equivalents amounts on deposits in banks and all highly liquid investments purchased with an original maturity of three months or less.

Accrued Liabilities

Accrued liabilities include liabilities assumed by the Liquidating Trust from the Trust as well as an estimate of costs to liquidate the Liquidating Trust and resolve any contingent liabilities. There may be material differences between the estimated and actual liabilities because events and circumstances frequently do not occur as expected.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). This position provides guidance under FASB Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Liquidating Trust does not have accumulated income earned abroad and the Jobs Act and the FSP No. 109-2 does not have any effect on the Liquidating Trust's financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 also provides guidance on the accounting for and reporting of error corrections. This statement is applicable for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 did not affect the Liquidating Trust’s financial statements for the year ended December 31, 2005.

NOTE 3 -LIQUIDATION OF TRUST

The Liquidating Trust made liquidating distributions of $2.8 million in 2005. The timing and amount of future distributions are dependent on, among other factors, the collection of the Liquidating Trust’s note and interest receivable from KVUSA, the sale of its remaining assets, and its ability to control expenditures.

The amounts reflected for assets and liabilities of the Liquidating Trust have been adjusted to reflect liquidation values. The Liquidating Trust is scheduled to be dissolved by December 31, 2006, although that date may be extended under certain circumstances.

The following table presents liquidation value increases and decreases during the year ended December 31, 2005 (in thousands of dollars):

Increase in equipment’s net realizable value	$48
Decrease in estimated cost to liquidate	152

Total increase in liquidation value	$200

Liquidation values for the Trust increased $0.2 million during 2005 as a result of the following:

(i) The net realizable value of the Liquidating Trust’s equipment increased $48,000 due to lease receipts received in 2005 related to this equipment and the actual sale proceeds being greater than the amount estimated at December 31, 2004;

(ii) Liquidation costs decreased $0.2 million due to actual general and administrative costs being less than estimated.

NOTE 4 - RECEIVABLE - OTHER

As of December 31, 2004, the Liquidating Trust had a Receivable - other in the amount of $1.3 million which represented a litigation settlement receivable. In 2005, the Liquidating Trust received payment in full for this receivable (See Note 12 to the financial statements).

NOTE 5 - DUE FROM KETTLE VALLEY LIMITED PARTNERSHIP

At December 31, 2004, the Liquidating Trust had a receivable of $0.4 million from Kettle Valley Development Limited Partnership representing amounts advanced to Kettle Valley Development Limited Partnership to fund its operations. The receivable was paid in full in 2005.

NOTE 6 - INTEREST IN EFG/KETTLE DEVELOPMENT LLC

The Liquidating Trust and AFG Investment Trust D Liquidating Trust (“Liquidating Trust D”) owned 51% and 49%, respectively, of EFG/Kettle Development LLC, which owns a non-controlling 49.9% indirect ownership interest in Kettle Valley Limited Partnership which is a real estate developer in Kelowna, British Columbia in Canada. All decisions of the EFG/Kettle Development LLC must be voted unanimously therefore neither trust held a controlling interest, therefore the Liquidating Trust accounted for its equity investment in EFG/Kettle Development LLC under the equity method. EFG/Kettle Development LLC has no other significant assets other than its interest in Kettle Valley Limited Partnership.

In May 2005, the Liquidating Trust completed the sale of its limited liability company membership interests in EFG/Kettle Development LLC pursuant to the terms of the Equity Purchase Agreement dated December 31, 2004, among the Trust, AFG Investment Trust D (“Trust D”), KVUSA, and PLM International Inc., an affiliate of the Manager of the Trust, pursuant to which, at closing, KVUSA and PLM International, Inc. acquired all of the Liquidating Trust and Liquidating Trust D’s membership interests in EFG/Kettle Development LLC.

The Liquidating Trust sold its interest in EFG/Kettle Development LLC for $2.5 million. The Liquidating Trust received cash proceeds of $1.2 million and was issued a note receivable from KVUSA in the amount of $1.3 million (See Note 7 to the financial statements for further discussion of the note receivable). At December 31, 2004, the Liquidating Trust’s investment in EFG/Kettle Development LLC was carried at its estimated net realizable value less cost to sell which was determined based on the above mentioned definitive Equity Purchase Agreement.

The table below provides Kettle Valley Limited Partnership’s summarized consolidated balance sheets (not adjusted to the liquidation basis of accounting) as of December 31, 2004 (in thousands of dollars):
December 31, 2004
Total assets	$22,176
Total liabilities	6,604
Net equity	$15,572

The table below provides Kettle Valley Limited Partnership’s summarized consolidated statements of operations data for the year ended December 31, 2004 (in thousands of dollars):
December 31, 2004
Total revenues	$6,947
Total expenses	5,657
Net income	$1,290

NOTE 7 - NOTE RECEIVABLE FROM KETTLE VALLEY USA LLC

In connection with the sale of the Liquidating Trust’s interest in EFG/Kettle Development LLC, the Liquidating Trust was issued a note receivable from KVUSA in the amount of $1.3 million. The note receivable matures in May 2006, one year from the date the sale of EFG/Kettle Development LLC was completed, and bears interest at 7% per annum, compounded quarterly. Interest is payable on the maturity date. In 2005, the Liquidating Trust received a prepayment on its note receivable from KVUSA in the amount of $0.1 million. As of December 31, 2005, the interest receivable on the note receivable from KVUSA was $0.1 million.

NOTE 8 - INTEREST IN EFG KIRKWOOD LLC AND EFG PALISADES LLC

The Liquidating Trust, Liquidating Trust D and Semele, an affiliated corporation of AFG ASIT Corporation, own joint ventures, EFG Kirkwood LLC (“EFG Kirkwood”) and EFG Palisades LLC (“EFG Palisades”) (collectively, EFG Kirkwood & Palisades”), which holds an equity interest in two ski resorts and related real estate and development assets and operations: Mountain Resort Holdings LLC (“Mountain Resort”), Mountain Springs Resorts LLC (“Mountain Springs”) and Kirkwood Palisades LLC (“Kirkwood Palisades”). EFG Kirkwood has no other significant assets other than its interest in the ski resorts and related subsidiaries. EFG Palisades has no other significant assets other than its interest in the real estate development Kirkwood Palisades. The Liquidating Trust holds 40% of EFG Kirkwood & Palisades’ Class A membership interests.

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

At December 31, 2004, EFG Kirkwood guaranteed the payment of obligations under a revolving line of credit between Purgatory and a third party lender. Another shareholder in Purgatory also guaranteed this line of credit. In 2005, the lender released EFG Kirkwood of its obligations under this guarantee. EFG Kirkwood did not make any payments under the guarantee prior to the release.

The carrying value of the Liquidating Trust’s investment in EFG Kirkwood & Palisades is recorded at its estimated net realizable value less costs to sell in accordance with the liquidation basis of accounting. The amount was determined based on the opinion of the Liquidating Trust's Manager using data, reasoning and analysis of prevailing market conditions of similar assets, data from recent purchases, independent third party valuations and discounted cash flows.

EFG Kirkwood & Palisades did not pay dividends in the 2005 or in 2004 and does not anticipate paying dividends in the near future until cash flow from operations and residential sales are sufficient to support operations.

The tables below provides EFG Kirkwood & Palisades’ summarized consolidated balance sheets (not adjusted to the liquidation basis of accounting) as of December 31, 2005 and 2004, respectively (in thousands of dollars):
	December 31, 2005	December 31, 2004
EFG Kirkwood
Total assets	$7,509	$6,974
Total liabilities	-	-
Net equity	$7,509	$6,974

	December 31, 2005	December 31, 2004
EFG Palisades
Total assets	$633	$537
Total liabilities	-	-
Net equity	$633	$537

EFG Kirkwood& Palisades owns membership interests in Mountain Resort, Mountain Springs and Kirkwood Palisades. The tables below provides summarized balance sheets for Mountain Resort, Mountain Springs and Kirkwood Palisades as of December 31, 2005 and 2004, respectively (in thousands dollars):

Mountain Resort	December 31, 2005	December 31, 2004
Total assets	$51,584	$50,014
Total liabilities	29,258	28,436
Net equity	$22,326	$21,578

Mountain Springs	December 31, 2005	December 31, 2004
Total assets	$44,587	$40,389
Total liabilities	32,849	30,106
Net equity	$11,738	$10,283

Kirkwood Palisades	December 31, 2005	December 31, 2004
Total assets	$4,239	$2,024
Total liabilities	2,572	610
Net equity	$1,667	$1,414

The tables below provide comparative summarized statements of operations data for Mountain Resort, Mountain Springs and Kirkwood Palisades for the years ended December 31, 2005 and 2004. The operating companies have a fiscal year end of April 30th which is different from the Liquidating Trust (in thousands dollars).

Mountain Resort	December 31, 2005	December 31, 2004
Total revenues	$34,160	$31,998
Total expenses	32,594	30,372
Net income	$1,566	$1,626

Mountain Springs	December 31, 2005	December 31, 2004
Total revenue	$22,618	$20,506
Total expenses	22,661	21,179
Net loss	$(43)	$(673)

Kirkwood Palisades	December 31, 2005	December 31, 2004
Total revenue	$495	$3,242
Total expenses	242	2,502
Net income	$253	$740

NOTE 9 - INTEREST IN C & D IT LLC

The Liquidating Trust and Liquidating Trust D each own 50% of C & D IT LLC, to which the Trust and Trust D each contributed $1.0 million. C & D IT LLC owns a combined 13% interest in the BMIF/BSLP II Rancho Malibu Limited Partnership (“Rancho Malibu LP”). Rancho Malibu LP owns 274 acres of undeveloped land north of Malibu, California in a development company called “Rancho Malibu”. Forty acres of the property are zoned for development of a 46-unit residential community. The remainder is divided as follows: (i) 167 acres are dedicated to a public agency, (ii) 47 acres are deed restricted within privately-owned lots, and (iii) 20 acres are preserved as private open space. Through December 31, 2005, Rancho Malibu remains under development and all costs incurred have been capitalized to the development. C & D IT LLC did not pay or declare any dividends in 2005 or 2004 and none are expected for the foreseeable future. The investment is carried at its estimated net realizable value less costs to sell which is based on the opinion of the Liquidating Trust's Manager using data, reasoning and analysis of prevailing market conditions of similar assets, data from recent purchases, independent third party valuations and discounted cash flows.

NOTE 10 - EQUIPMENT

At December 31, 2004, the Liquidating Trust owned equipment which was on a month-to-month lease with a third party lessee. In August 2005, the Liquidating Trust sold the equipment. The Liquidating Trust received $37,000 in lease receipts during 2005 and received proceeds of $0.1 million at the time of the sale. At December 31, 2004, the Liquidating Trust’s estimated the net realizable value of the equipment to be $49,000.

NOTE 11 - RELATED PARTY TRANSACTIONS

All operating expenses incurred by the Liquidating Trust are disbursed by Wilmington Trust on behalf of the Liquidating Trust. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Liquidating Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement. In conjunction with the Liquidating Trust Agreement, the Trustee has engaged AFG ASIT Corporation as the Manager to assist in the day-to-day management of the Liquidating Trust.

In accordance with the liquidation basis of accounting, the Liquidating Trust recorded an accrual as of December 31, 2005 and 2004, respectively, for the estimated costs to be incurred to liquidate the Trust totaling $0.4 million and $0.9 million, respectively. The decrease of $0.5 million in 2005 is a result of actual payment of $0.3 million of liquidation costs and a reduction in estimated cost to liquidate the Liquidating Trust of $0.2 million. Approximately $0.1 million of the accrual will be paid to Wilmington Trust or AFG ASIT Corporation, an affiliated entity, for salaries and other expenses incurred to liquidate the assets.

NOTE 12 - CONTINGENCIES

On June 9, 2004, Robert Lewis (“Lewis”) filed a class and derivative action in the Court of Chancery of the State of Delaware In and For New Castle County captioned Robert Lewis v. Gary D. Engle, James A. Coyne, et al. (Docket No. CA497-N) (the “Complaint”).  The Complaint named Semele, Equis II Corporation (“Equis II”), AFG ASIT Corporation, PLM MILPI Holdings LLC, Gary D. Engle (“Engle”), and James A. Coyne (“Coyne”) as defendants (collectively, the “Defendants”). AFG ASIT Corporation was the Managing Trustee of the Trust and is the Manager of the Liquidating Trust.

The Lewis action was brought on behalf of a purported class consisting of the former beneficiaries of the Trust, who are currently beneficiaries of the Liquidating Trust. The Complaint alleged breaches of fiduciary duty and self-dealing in connection with the liquidation of the Trust, amendments to the governing Trust Agreement of the Trust and the sale of certain of the Trust’s assets to PLM. The Complaint was in two counts, one alleging a lack of entire fairness in connection with certain asset sales and the amendments and the second alleging a breach of the duty of disclosure with regard to the Consent Solicitation Statement issued in connection with the solicitation of votes on the proposed sale and amendments. The Complaint sought: 1) class certification; 2) preliminary and permanent injunctions against the consent solicitation and the proposed sale and amendments; and 3) damages in an unspecified amount payable to the purported class and the Liquidating Trust.

The Defendants and all related parties controlled by Gary Engle denied all allegations of liability or wrongdoing in the Complaint. After the Defendants answered the Complaint on September 15, 2004, the parties entered into negotiations that resulted in a settlement (the “Settlement”). The Stipulation of Settlement was signed by counsel for the parties on November 3, 2004 and provided, inter alia, for:

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

The Stipulation of Settlement stated that the Defendants do not admit any liability or wrongdoing. Following a hearing on December 29, 2004, the Chancery Court entered an Order approving the Settlement. As of December 31, 2004, the Liquidating Trust recorded the litigation settlement in the amount of $1.3 million as a receivable - other in the accompanying financial statements. On February 5, 2005, the Liquidating Trust received $1.3 million for payment of the litigation settlement receivable. The payment was net of $0.4 million of transaction costs incurred related to the lawsuit, which was paid directly to the attorneys.

The Liquidating Trust is subject to various claims and proceedings in the normal course of the liquidation and dissolution of the assets of the Trust. The Manager believes that the disposition of such matters is not expected to have a material adverse effect on the financial position of the Liquidating Trust or its results of operations.

NOTE 13 - INCOME TAXES

The Liquidating Trust is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Liquidating Trust.

For financial statement purposes, the Liquidating Trust follows the predecessor Trust’s income allocation, as outlined in the Third Amended and Restated Declaration of the Trust (“Trust Agreement”), which allocates net income quarterly first, to eliminate any participant’s negative capital account balance and second, 1% to the Managing Trustee, 8.25% to the Special Beneficiary and 90.75% collectively to the Class A and Class B Beneficiaries. The latter is allocated proportionately between the Class A and Class B Beneficiaries based upon the ratio of cash distributions declared and allocated to the Class A and Class B Beneficiaries during the period. Net losses are allocated quarterly first, to eliminate any positive capital account balance of the Managing Trustee, the Special Beneficiary and the Class B Beneficiaries; second, to eliminate any positive capital account balances of the Class A Beneficiaries; and third, any remainder to the Managing Trustee. However, in not event shall there be allocated to the Managing Trustee less than 1% of the profits or losses of the Liquidating Trust.

This convention differs from the income or loss allocation requirements for income tax and Dissolution Event purposes as delineated in the Trust Agreement. For income tax purposes, the Trust allocates net income or net loss in accordance with the provisions of such agreement. Upon liquidation of the Trust in December 31, 2004, the remaining assets were deemed distributed to the beneficiaries and received a substituted basis equal to the beneficiaries’ basis in their interest, including their share of syndication costs. Beginning in 2005, income and loss from the Trust is determined for income tax purposes based on the substituted basis and not on a straight allocation of income or loss. Pursuant to the Trust Agreement, upon dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee’s capital account. At December 31, 2005, the Managing Trustee had a positive capital account balance in the amount of $0.1 million.

The following is a reconciliation between the participants’ capital reported for financial statement and federal income tax reporting purposes for the year ended December 31, 2005 and 2004, respectively (in thousands of dollars):

	December 31, 2005	December 31, 2004
Participants' capital	$5,228	$11,882

Add back selling commissions and organization and offering costs	-	4,771

Cumulative difference between federal income tax and financial statement income	26	(3,697)

Participants' capital for federal income tax reporting purposes	$5,254	$12,956

The cumulative difference between federal income tax and financial statement income represents temporary differences.

NOTE 14 - SEGMENT REPORTING

The Liquidating Trust operated in two segments: Equipment Leasing and Real Estate Ownership, Development and Management. The Equipment Leasing segment included the Liquidating Trust’s ownership in equipment held for lease. The Real Estate segment included the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, town homes, single family homes and land sales included in the Liquidating Trust’s ownership interests in EFG/Kettle Development LLC, EFG Kirkwood LLC, EFG Palisades LLC and C & D IT LLC and its note and interest receivable from Kettle Valley USA LLC. Other assets include cash and cash equivalents and Receivable-other. During 2005, the Liquidating Trust sold its equipment, which represented its remaining asset included in the Equipment Leasing segment, and EFG/Kettle Development LLC, which is included in the Real Estate Ownership, Development and Management segment.

The Liquidating Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

The following tables sets forth total assets by operating segment as of December 31, 2005 and 2004, respectively (in thousands of dollars):

Assets:	December 31, 2005	December 31, 2004
Real estate	$4,055	$5,710
Equipment leasing	-	213
Other	1,173	2,391
Total	$5,228	$8,314

The following table sets forth a summary of the increase in liquidation value by operating segments (in thousands of dollars):

For the year ended December 31, 2005	Real Estate	Equipment Leasing	Other	Total

Increase in liquidation values	$-	$48	$152	$200

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

At December 31, 2005, financial instruments which potentially subject the Liquidating Trust to concentration of credit risk consist of its note and interest receivable due from Kettle Valley USA LLC, which represented 25% of the total assets of the Liquidating Trust. At December 31, 2004, financial instruments which subjected the Liquidating Trust to a concentration of credit risk was its receivable - other, representing a litigation settlement, which represents 15% of total assets. The receivable - other was paid in full in 2005.

NOTE 16 - GEOGRAPHIC INFORMATION

As of December 31, 2005, all of the Liquidating Trust’s assets were located in the United States of America.

As of December 31, 2004, the Liquidating Trust owned an equity interest in EFG/Kettle Development LLC, which is located in Kelowna, British Columbia, Canada. This asset was sold during 2005.

All of the transactions of the Liquidating Trust are denominated in United States currency.

For the year ended December 31, 2005, the liquidation values for the Liquidating Trust’s assets increased $0.2 million. The increase in the assets in liquidation occurred in assets domiciled in the United States of America.

The table below sets forth total assets by operating segment and geographic region as of December 31, 2005 and 2004, respectively (in thousands of dollars):

	Real		Equipment
	Estate		Leasing		Other		Total
Region	2005	2004	2005	2004	2005	2004	2005	2004
United States	$4,055	$2,759	$-	$213	$1,173	$2,391	$5,228	$5,363
Canada	-	2,951	-	-	-	-	-	2,951
Total assets	$4,055	$5,710	$-	$213	$1,173	$2,391	$5,228	$8,314